Form 10-Q
period 1995-03-31
CORPORATE PROPERTY ASSOCIATES 5
filed 1995-05-12
CIK 718075

                                                          OMB APPROVAL
                                              ----------------------------------
                                              OMB NUMBER               3235-0070
                                              EXPIRES           OCTOBER 31, 1995
                                              ESTIMATED AVERAGE BURDEN
                                              HOURS PER RESPONSE          190.00
                                              ----------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended                   MARCH 31, 1995
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from                       to
                              -----------------------  -------------------------

Commission file number                          0-11948
                      ----------------------------------------------------------

                        CORPORATE PROPERTY ASSOCIATES 5
- - - - - - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         CALIFORNIA                                        13-3164925
- - - - - - - --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                            10020
- - - - - - - --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                (212)  492-1100
- - - - - - - --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                              [X] Yes   [_] No


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                              [_] Yes   [_] No

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)



                                     INDEX


                                                                  Page No.
                                                                  --------
   PART I
   ------

   Item 1. - Financial Information*

             Balance Sheets, December 31, 1994 and
             March 31, 1995                                           2

             Statements of Income for the three
             months ended March 31, 1994 and 1995                     3

             Statements of Cash Flows for the three
             months ended March 31, 1994 and 1995                     4

             Notes to Financial Statements                           5-8

   Item 2. - Management's Discussion of Operations                    9


   PART II
   -------

   Item 6. - Exhibits and Reports on Form 8-K                        10

   Signatures                                                        11



  *The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                 BALANCE SHEETS


                                            December 31,     March 31,
                                                1994           1995
                                            -------------  ------------
                                               (Note)       (Unaudited)
       ASSETS:
  Land, buildings and personal property,
    net of accumulated depreciation of
    $20,576,121 at December 31, 1994 and
    $21,118,799 at March 31, 1995            $46,733,863   $46,345,150
  Net investment in direct
    financing leases                          25,925,844    25,914,061
  Real estate held for sale                    7,006,938     7,006,938
  Cash and cash equivalents                    7,926,845     7,900,230
  Escrow funds                                 2,665,179     2,925,094
  Accrued interest and  rents receivable         267,515       256,046
  Other assets                                 1,839,711       713,068
                                             -----------   -----------

        Total assets                         $92,365,895   $91,060,587
                                             ===========   ===========

       LIABILITIES:
  Mortgage notes payable                     $39,449,033   $39,335,993
  Note payable to affiliate                    1,295,000     1,295,000
  Accrued interest payable                       184,349       236,056
  Accounts payable and accrued expenses          617,812       659,028
  Accounts payable to affiliates                 113,928        30,969
  Prepaid rental income                          119,601       230,105
  Deferred gains and other liabilities         3,338,825     2,832,234
  Deposit                                      9,359,000     9,359,000
                                             -----------   -----------
        Total liabilities                     54,477,548    53,978,385
                                             -----------   -----------


       PARTNERS' CAPITAL:
  General Partners                               (94,987)     (143,355)

  Limited Partners (113,200 Limited
  Partnership Units outstanding)              37,983,334    37,225,557
                                             -----------   -----------
        Total partners' capital               37,888,347    37,082,202
                                             -----------   -----------

        Total liabilities and
          partners' capital                  $92,365,895   $91,060,587
                                             ===========   ===========


  The accompanying notes are an integral part of the financial statements.


  Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


                        STATEMENTS OF INCOME (UNAUDITED)

                                                        Three Months Ended
                                                March 31, 1994    March 31, 1995
                                                --------------    --------------

  Revenues:
   Rental income from operating leases             $1,452,820        $1,155,805
   Interest income from direct financing leases     1,520,537         1,116,416
   Other interest income                               22,887           130,467
   Revenue of hotel operations                      1,266,036         1,270,930
   Other income                                                          44,299
                                                   ----------        ----------
                                                    4,262,280         3,717,917
                                                   ----------        ----------


  Expenses:
   Interest on mortgages                            1,143,581           905,147
   Depreciation                                       553,962           542,678
   General and administrative                         123,620           318,388
   Property expenses                                  193,082           112,141
   Amortization                                        16,341             7,875
   Operating expenses of
    hotel operations                                1,184,230         1,168,642
                                                   ----------        ----------
                                                    3,214,816         3,054,871
                                                   ----------        ----------

     Net income                                    $1,047,464        $  663,046
                                                   ==========        ==========


  Net income allocated to
   General Partners                                $   62,848        $   39,783
                                                   ==========        ==========


  Net income allocated to
   Limited Partners                                $  984,616        $  623,263
                                                   ==========        ==========


  Net income per Unit
   (113,200 Limited
   Partnership Units)                                   $8.70             $5.51
                                                        =====             =====


The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                     -------------------------
                                                         1994          1995
                                                     -----------   -----------
Cash flows from operating activities:
 Net income                                          $ 1,047,464   $   663,046
 Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                         570,303       550,553
   Other noncash items                                   (16,223)      (15,085)
   Net change in operating assets and liabilities       (292,445)      511,067
                                                     -----------   -----------
    Net cash provided by operating activities          1,309,099     1,709,581
                                                     -----------   -----------

Cash flows from investing activities:
 Additional capitalized costs                            (43,744)     (153,965)
                                                     -----------   -----------
    Net cash used by investing activities                (43,744)     (153,965)
                                                     -----------   -----------

Cash flows from financing activities:
 Distributions to partners                            (1,463,170)   (1,469,191)
 Payments on mortgage principal                         (202,602)     (113,040)
                                                     -----------   -----------

    Net cash used by financing activities             (1,665,772)   (1,582,231)
                                                     -----------   -----------

      Net decrease in cash and cash equivalents         (400,417)      (26,615)

   Cash and cash equivalents, beginning of period      2,294,245     7,926,845
                                                     -----------   -----------

      Cash and cash equivalents, end of period       $ 1,893,828   $ 7,900,230
                                                     ===========   ===========

     Supplemental disclosure of cash flows
      information:

           Interest paid                             $ 1,158,385   $   842,173
                                                     ===========   ===========


The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



     Note 1.  Basis of Presentation:
              ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.



     Note 2.  Distributions to Partners:
              -------------------------

     Distributions declared and paid to partners during the three months ended March 31, 1995 are summarized as follows:


                                                            Per Limited Partner
        Quarter Ended   General Partners  Limited Partners          Unit
      ----------------  ----------------  ----------------  -------------------
     December 31, 1994      $88,151           $1,381,040           $12.20
                            =======           ==========           ======


     A distribution of $12.21 per Limited Partner Unit for the quarter ended March 31, 1995 was declared and paid in April 1995.

     A special distribution of $20 per Limited Partner Unit ($2,264,000) was declared and paid in April 1995.



     Note 3.  Transactions with Related Parties:
              ---------------------------------

     For the three-month periods ended March 31, 1994 and 1995, the Partnership incurred property management fees of $38,968 and $31,988, respectively, and general and administrative expense reimbursements of $52,255 and $37,413, respectively, payable to an affiliate.

     The Partnership, in conjunction with certain affiliates, is a participant in an agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three months ended March 31, 1994 and 1995 were $16,626 and $59,276, respectively.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 4.  Industry Segment Information:
              ----------------------------

     The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operation of three hotel properties. For the three-month periods ended March 31, 1994 and 1995, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                             1994      %       1995      %
                                          ----------  ----  ----------  ----
     GATX Logistics, Inc.                 $  480,375   16%  $  349,650   16%
     Industrial General Corporation          346,411   12      318,661   14
     Gould, Inc.                             281,250    9      281,250   12
     Spreckels Industries, Inc.              290,293   10      255,179   12
     DeVlieg Bullard, Inc.                   207,746    7      207,746    9
     Arley Merchandise Corporation           150,000    5      150,000    7
     Penn Virginia Corporation               124,688    4      124,688    5
     Exide Electronics Corporation           121,430    4      121,430    5
     Stoody Deloro Stellite, Inc.             92,313    3      100,461    5
     IBM Corporation                          79,524    3       79,524    3
     Harcourt General Corporation             58,438    2       58,438    3
     Rochester Button Company                 51,603    2       50,466    2
     Other                                    35,878    1       50,104    2
     Winn-Dixie Stores, Inc.                  47,884    2       47,884    2
     Penberthy Products, Inc.                 45,632    1       45,632    2
     FMP/Rauma Company                        31,108    1       31,108    1
     Liberty Fabrics of New York, Inc.       348,269   12
     Pace Membership Warehouse, Inc.         180,515    6
                                          ----------  ---   ----------  ---
                                          $2,973,357  100%  $2,272,221  100%
                                          ==========  ===   ==========  ===

     Operating results of the three hotel properties for the three-month periods ended March 31 are summarized as follows:

                                                  1994          1995
                                              ------------  ------------
     Revenues                                 $ 1,266,036   $ 1,270,930
     Fees paid to hotel management company        (25,303)      (28,529)
     Other operating expenses                  (1,158,927)   (1,140,113)
                                              -----------   -----------

     Hotel operating income                   $    81,806   $   102,288
                                              ===========   ===========

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 5.  Escrow and Other Funds:
              ----------------------

     Funds in escrow consisting of reserves and escrow funds on the hotel properties and mortgage debt thereon are as follows:

                                                    December 31,  March 31,
                                                        1994         1995
                                                    ------------  ----------
       Security reserve                               $1,650,000  $1,840,000
       Debt service escrow account                       412,100     412,100
       Furniture, fixture and equipment reserves         203,079     272,994
       Other escrow accounts                             400,000     400,000
                                                      ----------  ----------
                                                      $2,665,179  $2,925,094
                                                      ==========  ==========

     Note 6.  Real Estate Held for Sale:
              -------------------------

     In January 1984, the Partnership purchased properties in Gordonsville, Virginia and in North Bergen, New Jersey for $7,000,000 and entered into a net lease with Liberty Fabrics of New York ("Liberty"). In December 1993, Liberty notified the Partnership of its intention to exercise its purchase option on the properties. Pursuant to the lease, the purchase price would be the greater of $7,000,000 or fair market value as encumbered by the lease.

     On October 18, 1994, Liberty filed suit to compel the Partnership to transfer title of the properties to Liberty for $9,359,000, the fair market value which had been determined pursuant to the purchase option appraisal process. Because the Partnership believes fair market value of the properties exceeds $9,359,000, Management challenged the Liberty suit and is seeking a purchase price at a higher value.

     On December 29, 1994, the Partnership and Liberty terminated the lease and agreed that the properties would be transferred to Liberty for $9,359,000 with the following conditions: Liberty would deposit $750,000 into an escrow account, and subject to the determination by the Supreme Court of the State of New York (the "Court"), if the report by an independent third appraiser was deemed to be final, and the fair market value of the property was determined to be equal to or less than $9,359,000, the escrow funds would be released to Liberty and the Partnership would be obligated to reimburse Liberty for any difference between the final fair market value and $9,359,000. If the Court determined the fair market value to be greater than $9,359,000, the Partnership would receive any difference between the final fair market value and the $9,359,000 from the escrow funds with any excess to be paid by Liberty to the Partnership. However, Liberty would have the right within 30 days of the determination to rescind the transfer, in which case all proceeds would be returned to Liberty, title of the properties transferred back to the Partnership and Liberty would pay all rents in arrears for the period from the initial transfer of title to Liberty.



     Note 7.  Extension of Letter of Credit:
              -----------------------------

     On April 24, 1985, the Partnership purchased a hotel property in Rapid City, South Dakota for $9,900,000. $6,800,000 of the purchase price was funded by the issuance of variable rate tax-exempt bonds which are scheduled to mature in May 2015. Issuance of the bonds was supported by a 10 year irrevocable letter of

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     credit which is scheduled to mature May 15, 1995. If the letter of credit is not extended or replaced by another letter of credit, the bonds would be subject to mandatory redemption in which event the bond trustee would redeem the bonds by a draw against the letter of credit. If the bond trustee redeemed the bonds, the bank which issued the letter of credit would have recourse solely to the hotel property and certain escrow balances which currently aggregate $2,240,000.

     On March 27, 1995, the Partnership and the issuer of the letter of credit agreed to extend the existing letter of credit for a period of one year through May 15, 1996. In connection with granting the extension, the Partnership agreed to accelerate a security reserve deposit of $75,000 and make an unscheduled deposit of $40,000 to the security reserve. Such amounts were deposited prior to March 31, 1995 and are included in the aforementioned $2,240,000 balance. In addition, the Partnership agreed to make additional security reserve deposits of up to $110,000 with the amount of such deposits based on the 1995 operating results of the Rapid City hotel operation. Under the letter of credit extension agreement, the Partnership has agreed to present the issuer with a business plan which details the steps that the Partnership would propose to ensure the ongoing economic viability of the hotel's operations. The Partnership intends to either further extend or replace the letter of credit or seek refinancing of the bonds.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



        Net income for the three-month period ended March 31, 1995 decreased by $384,000 as compared with net income for the comparable three-month period ended March 31, 1994. The decrease in net income is due to a decrease in lease revenues and an increase in general and administrative expense. The effect of these decreases on net income was partially offset by an increase in other interest income and decreases in interest expense and property expenses. Lease revenues decreased as a result of the sale in November 1994 of the Pace Membership Warehouse, Inc. ("Pace") property, the conditional sale in December 1994 of the Liberty Fabrics of New York ("Liberty") properties and the lease extension agreement in October 1994 with GATX Logistics, Inc. ("GATX"). Although annual rentals decreased by $523,000 under the GATX lease, the Partnership replaced a cancellable short-term lease with a noncancellable five-year lease. The increase in general and administrative expense was due to the significant increase in partnership level taxes in three of the states in which the Partnership owns property and the higher costs incurred under the office space cost sharing agreement. Such higher costs under the cost sharing agreement are expected to be of a short-term nature and are expected to moderate in the future. The increase in other interest income was due to higher average cash balances. The decrease in interest expense was due to the payoff of the Pace and Liberty mortgage loans and the $650,000 partial prepayment of mortgage loan collateralized by the Industrial General Corporation and FMP/Rauma Company properties, all of which occurred in the fourth quarter of 1994. The decrease in property expenses was due to costs incurred in connection with the assessment of liquidity alternatives in 1994 that were not incurred in 1995. Hotel operating results reflected a slight increase. Although occupancy rates decreased slightly, revenues increased due to increases in average daily room rates. Operations of the three hotels are seasonal in nature, with their highest level of activity occurring during the third fiscal quarter. Accordingly, results during the first quarter represent significantly less than their annualized contribution to Partnership's earnings.


               There has been no material change in the Partnership's financial condition since December 31, 1994 and Management believes that current cash balances and cash from operating activities will be sufficient to pay quarterly distributions, meet scheduled debt service installment obligations and fund replacements of furniture, fixtures and equipment in the ordinary course of operating the hotel business. Since March 31, 1995, when the Partnership's cash balance was $7,900,000, the Partnership has used a portion of such balance to pay a special distribution of $20 per Limited Partnership Unit ($2,264,000) and partially prepay a note payable to an affiliate ($144,000). Under its Amended Agreement of Limited Partnership, the $20 distribution is a return of capital distribution. The Partnership has been successful in extending the letter of credit supporting the tax-exempt bonds collateralized by the Rapid City hotel property. There is a balloon payment of $4,755,000 on the Arley Merchandise Corporation properties due in July 1995 and the IGC mortgage loan, which has a balance of $2,993,000, remains subject to acceleration. In addition the Partnership will need to commit approximately $1,990,000 to upgrade its three hotel properties over the next several years, even in the event a decision is made not to retain an affiliation with Holiday Inn. Until these uncertainties are resolved, the Partnership intends to maintain its level of cash balances.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)



                                    PART II
                                    -------



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)   Exhibits:

                None

          (b)   Reports on Form 8-K:

                During the quarter ended March 31, 1995, the Partnership was not required to file any reports on Form 8-K.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)



                                   SIGNATURES
                                   ----------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CORPORATE PROPERTY ASSOCIATES 5
                                 (a California limited partnership)

                                 By:  CAREY CORPORATE PROPERTY, INC.



             05/12/95            By:      /s/ Claude Fernandez
           --------------                ------------------------------
               Date                      Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



             05/12/95            By:      /s/ Michael D. Roberts
           --------------                -------------------------------
               Date                      Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)