Form 10-Q
period 1995-06-30
CORPORATE PROPERTY ASSOCIATES 5
filed 1995-08-11
CIK 718075

                                               ---------------------------------
                                                          OMB APPROVAL
                                               ---------------------------------
                                               OMB NUMBER            3235-0070
                                               EXPIRES        OCTOBER 31, 1995
                                               ESTIMATED AVERAGE BURDEN

                                               HOURS PER RESPONSE     190.00
                                               ---------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               JUNE 30, 1995
                              -----------------------------------------------

                                       or

[  ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

For the transition period from ______________________ to ____________________

Commission file number                0-11948
                       ------------------------------------------------------

                        CORPORATE PROPERTY ASSOCIATES 5
- -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         CALIFORNIA                                          13-3164925
- -----------------------------------------------------------------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                             10020
- -----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                (212)  492-1100
- -----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

_____________________________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)



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

                                                              [_] Yes [_] No

                        CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)



                                     INDEX

                                                                            Page No.
                                                                            --------
  PART I
  ------

  Item 1. - Financial Information*

             Balance Sheets, December 31, 1994 and
             June 30, 1995                                                      2

             Statements of Income for the three and six
             months ended June 30, 1994 and 1995                                3

             Statements of Cash Flows for the six
             months ended June 30, 1994 and 1995                                4

             Notes to Financial Statements                                     5-7

  Item 2. - Management's Discussion of Operations                              8-9

  PART II
  -------
  Item 6. - Exhibits and Reports on Form 8-K                                   10

  Signatures                                                                   11


  *The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)

                                    PART I
                                    ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                BALANCE SHEETS

                                                 December 31,         JUNE 30,
                                                     1994              1995
                                                -------------      -------------
                                                    (Note)          (UNAUDITED)
          ASSETS:
  Land and buildings, net of
    accumulated depreciation of
    $20,576,121 at December 31, 1994 and
    $21,663,441 at June 30, 1995                 $46,733,863        $45,878,270
  Net investment in direct
    financing leases                              25,925,844         25,901,974
  Real estate held for sale                        7,006,938          7,006,938
  Cash and cash equivalents                        7,926,845          4,973,860
  Escrow funds                                     2,665,179          2,934,445
  Accrued interest and  rents receivable             267,515            224,390
  Other assets                                     1,839,711          1,010,328
                                                 -----------        -----------

     Total assets                                $92,365,895        $87,930,205
                                                 ===========        ===========

       LIABILITIES:
  Mortgage notes payable                         $39,449,033        $39,203,030
  Note payable to affiliate                        1,295,000          1,151,000
  Accrued interest payable                           184,349            198,857
  Accounts payable and accrued expenses              617,812            641,298
  Accounts payable to affiliates                     113,928             91,742
  Prepaid rental income and security deposits        119,601            214,001
  Deferred gains and other liabilities             3,338,825          2,805,364
  Deposit on real estate held for sale             9,359,000          9,359,000
                                                 -----------        -----------

     Total liabilities                            54,477,548         53,664,292
                                                 -----------        -----------

       PARTNERS' CAPITAL:
  General Partners                                   (94,987)          (197,990)

  Limited Partners (113,200 Limited
  Partnership Units issued and
  outstanding)                                    37,983,334         34,463,903
                                                 -----------        -----------

     Total partners' capital                      37,888,347         34,265,913
                                                 -----------        -----------

     Total liabilities and
        partners' capital                        $92,365,895        $87,930,205
                                                 ===========        ===========

The accompanying notes are an integral part of the financial statements.

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)


                       STATEMENTS OF INCOME (UNAUDITED)

                                          Three Months Ended                       Six Months Ended
                                   June 30, 1994       JUNE 30, 1995       June 30, 1994       JUNE 30, 1995
                                   -------------       -------------       -------------       -------------
Revenues:

   Rental income from
    operating leases                $1,452,355         $1,156,126          $2,905,175          $2,311,931
   Interest income from
    direct financing leases          1,526,711          1,117,892           3,047,248           2,234,308
   Other interest income                21,885             83,233              44,772             213,700
   Revenue of hotel operations       1,597,438          1,644,200           2,863,474           2,915,130
   Other income                                             3,184                                  47,483
                                   -----------         ----------         -----------         -----------
                                     4,598,389          4,004,635           8,860,669           7,722,552
                                   -----------         ----------         -----------         -----------

Expenses:
   Interest on mortgages
    and note payable                 1,150,516            888,337           2,294,097           1,793,484
   Depreciation                        554,750            544,642           1,108,712           1,087,320
   General and administrative          163,924            196,597             287,544             514,985
   Property expense                    412,910            127,980             605,992             240,121
   Amortization                         16,341              8,500              32,682              16,375
   Operating expenses of
    hotel operations                 1,211,921          1,297,603           2,396,151           2,466,245
                                   -----------         ----------         -----------         -----------
                                     3,510,362          3,063,659           6,725,178           6,118,530
                                   -----------         ----------         -----------         -----------


    Net income                      $1,088,027         $  940,976          $2,135,491          $1,604,022
                                   ===========         ==========         ===========         ===========


Net income allocated
   to General Partners              $   65,282         $   56,458          $  128,130          $   96,241
                                   ===========         ==========         ===========         ===========

Net income allocated
   to Limited Partners              $1,022,745         $  884,518          $2,007,361          $1,507,781
                                   ===========         ==========         ===========         ===========

Net income per Unit
   (113,200 Limited
   Partnership Units)                    $9.03              $7.81              $17.73              $13.32
                                         =====              =====              ======              ======


The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)


                     STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Six Months Ended
                                                                           June 30,
                                                                  ---------------------------
                                                                  1994                  1995
                                                                  ----                  ----
  Cash flows from operating activities:
   Net income                                                  $ 2,135,491           $ 1,604,022
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                               1,141,394             1,103,695
     Other noncash items                                           (32,171)                5,935
     Net change in operating assets and liabilities                (79,831)              181,549
                                                               -----------           -----------

       Net cash provided by operating activities                 3,164,883             2,895,201
                                                               -----------           -----------

  Cash flows from investing activities:
    Additional capitalized costs                                  (248,087)             (231,727)
                                                               -----------           -----------
       Net cash used by investing activities                      (248,087)             (231,727)
                                                               -----------           -----------

  Cash flows from financing activities:
    Distributions to partners                                   (2,927,544)           (5,226,456)
    Payments on mortgage principal                                (360,474)             (246,003)
    Partial prepayment of note payable to affiliate                                     (144,000)
    Deferred financing costs                                        (1,248)
                                                               -----------           -----------
       Net cash used by financing activities                    (3,289,266)           (5,616,459)
                                                               -----------           -----------

        Net decrease in cash and
         cash equivalents                                         (372,470)           (2,952,985)


    Cash and cash equivalents, beginning of period               2,294,245             7,926,845
                                                               -----------           -----------


        Cash and cash equivalents, end of period               $ 1,921,775           $ 4,973,860
                                                               ===========           ===========


  Supplemental disclosure of cash flows information:

        Interest paid                                          $ 2,321,116           $ 1,833,435
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



  Note 2.  Distributions to Partners:
           -------------------------

  Distributions declared and paid to partners during the six months ended June 30, 1995 are summarized as follows:

    Quarter Ended              General Partners     Limited Partners       Per Limited Partner Unit
  ----------------             ----------------     ----------------       ------------------------

  December 31, 1994                 $88,151            $1,381,040                    $12.20
                                    =======            ==========                    ======

  March 31, 1995                    $88,224            $1,382,172                    $12.21
                                    =======            ==========                    ======

  Special distribution -
    paid April 1995                 $22,869            $2,264,000                    $20.00
                                    =======            ==========                    ======

  A distribution of $11.74 per Limited Partner Unit for the quarter ended June 30, 1995 was declared and paid in July 1995.



  Note 3.  Transactions with Related Parties:
           ---------------------------------

  For the three-month and six-month periods ended June 30, 1994, the Partnership incurred management fees of $44,184 and $83,152, respectively, and general and administrative expense reimbursements of $38,851 and $91,106, respectively. For the three-month and six-month periods ended June 30, 1995, the Partnership incurred management fees of $28,422 and $60,410, respectively, and general and administrative expense reimbursements of $3,363 and $40,776, respectively.

  The Partnership, in conjunction with certain affiliates, is a participant in an agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30, 1994 and 1995 were $37,916 and $108,654, respectively.

                        CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)


            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


  Note 4.  Industry Segment Information:
           ----------------------------

  The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operation of three hotel properties. For the six-month periods ended June 30, 1994 and 1995, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                                  1994          %           1995          %
                                                  ----         ----         ----         ----

  GATX Logistics, Inc.                         $  960,750       16%      $  699,300       15%
  Industrial General Corporation                  692,822       12          637,321       14
  Gould, Inc.                                     562,500        9          562,500       12
  Spreckels Industries, Inc.                      580,585       10          510,359       11
  DeVlieg Bullard, Inc.                           415,492        7          415,492        9
  Arley Merchandise Corporation                   300,003        5          300,000        7
  Penn Virginia Corporation                       249,375        4          249,375        6
  Exide Electronics Corporation                   242,861        4          242,861        5
  Stoody Deloro Stellite, Inc.                    186,286        3          202,702        5
  IBM Corporation                                 159,048        3          159,048        4
  Harcourt General Corporation                    116,875        2          116,875        3
  Rochester Button Company                        107,721        2          100,630        2
  Other                                            71,290        1          100,529        2
  Winn-Dixie Stores, Inc.                          95,767        2           95,767        2
  Penberthy Products, Inc.                         91,265        1           91,265        2
  FMP/Rauma Company                                62,215        1           62,215        1
  Liberty Fabrics of New York, Inc.               696,538       12
  Pace Membership Warehouse, Inc.                 361,030        6
                                               ----------      ----      ----------      ----
                                               $5,952,423      100%      $4,546,239      100%
                                               ==========      ====      ==========      ====

  Operating results of the three hotel properties for the six-month periods ended June 30, 1994 and 1995 are summarized as follows:

                                                      1994            1995
                                                      ----            ----

        Revenues                                  $ 2,863,474     $ 2,915,130
        Fees paid to hotel management company         (57,266)        (61,521)
        Other operating expenses                   (2,338,885)     (2,404,724)
                                                  -----------     -----------
        Hotel operating income                    $   467,323     $   448,885
                                                  ===========     ===========

  NOTE 5.  ESCROW AND OTHER FUNDS:
           ----------------------

  FUNDS IN ESCROW CONSISTING OF RESERVES AND ESCROW FUNDS ON THE HOTEL PROPERTIES AND MORTGAGE DEBT THEREON ARE AS FOLLOWS:

                                                            December 31,      JUNE 30,
                                                               1994            1995
                                                           -------------    -----------

           Security reserve                                  $1,650,000     $1,840,000
           Debt service escrow account                          412,100        412,100
           Furniture, fixture and equipment reserves            203,079        282,345
           Other escrow accounts                                400,000        400,000
                                                             ----------     ----------
                                                             $2,665,179     $2,934,445
                                                             ==========     ==========

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

  On December 29, 1994, the Partnership and Liberty terminated the lease and agreed that the properties would be transferred to Liberty for $9,359,000 with the following conditions: Liberty would deposit $750,000 into an escrow account, and subject to the determination by the Supreme Court of the State of New York (the "Court"), if the report by an independent third appraiser was deemed to be final, and the fair market value of the property was determined to be equal to or less than $9,359,000, the escrow funds would be released to Liberty and the Partnership would be obligated to reimburse Liberty for any difference between the final fair market value and $9,359,000. If the Court determined the fair market value to be greater than $9,359,000, the Partnership would receive any difference between the final fair market value and the $9,359,000 from the escrow funds with any excess to be paid by Liberty to the Partnership. However, Liberty would have the right within 30 days of the determination to rescind the transfer, in which case all proceeds would be returned to Liberty, title of the properties transferred back to the Partnership and Liberty would pay all rents in arrears for the period from the initial transfer of title to Liberty. The Court has not yet made a determiniation on the suit.


  Note 7.  Properties Leased to Industrial General Corporation:
           ----------------------------------------------------

  On July 28, 1995, Industrial General Corporation ("IGC"), a lessee of four of the Partnership's properties, filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code. In connection with the bankruptcy filing, the Partnership has entered into discussions regarding the potential sale of the IGC properties with IGC and a newly formed company which has been formed for the purpose of acquiring certain of IGC's operations. The Partnership is also considering making an investment in the newly formed company. There is no assurance that the discussions will lead to an agreement or that, if an agreement is reached, that it would be approved by the bankruptcy court. It is also possible that IGC will receive other proposals for its operating divisions or that IGC will attempt to reorganize its operations. In the event that it is probable that the properties will be sold for significantly less than their carrying value or a significant rental concession is made by the Partnership to IGC in consideration for affirming the lease with the bankruptcy court, the Partnership would then reevaluate the estimated net realizable value of the property.

  The limited recourse mortgage loan collateralized by the four IGC properties and a property leased to FMP/Rauma Company (which had previously been occupied by IGC) matures in September 1995 at which time a balloon payment of approximately $2,950,000 is scheduled to be paid. As the result of the violation of financial covenants by IGC, the mortgage loan has been subject to acceleration.

                        CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)

                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



  Results of Operations:
  ---------------------

      Net income for the three-month and six-month periods ended June 30, 1995 decreased by $147,000 and $531,000 as compared with net income for the three-month and six-month periods ended June 30, 1994. The results of operations for the 1995 and 1994 periods are not directly comparable as the Partnership sold its property leased to Pace Membership Warehouse, Inc. ("Pace") in November 1994 and transferred title to its properties leased to Liberty Fabrics of New York, Inc. ("Liberty") in December 1994. Due to certain contingencies described in Note 6 to the financial statements, for financial reporting purposes, no gain has yet been recognized on the transfer of Liberty. Solely as a result of the Pace sale and Liberty transfer, operating income (lease revenues less interest expense and depreciation) decreased by $351,000 and $701,000 for the three-month and six-month periods, respectively. These decreases have been partially offset by increases in other interest income which have increased due to the Partnership's higher cash balances which are also directly attributable to the Pace and Liberty transactions.

      For both the three-month and six-month periods, the Partnership had decreases in lease revenues, depreciation and property and interest expenses and increases in other interest income and general and administrative expenses. Of the decreases of $705,000 and $1,406,000 in lease revenue for the comparable three-month and six-month periods, respectively, the combined effect from Liberty and Pace represented $529,000 and $1,058,000 of such decreases. Lease revenues also decreased as the result of the reduction in rentals from GATX Logistics, Inc. in connection with its agreement to enter into a five-year lease with the Partnership when its short-term lease for the Partnership's property in Hodgkins, Illinois expired in November 1994 and lower rent from Industrial General Corporation ("IGC") which lease was modified in December 1994 in connection with a reduction in the monthly mortgage loan debt service payment on the IGC properties. The decrease in depreciation expense was due solely to the sale of the Pace property. Of the decreases of $262,000 and $501,000 in interest expense for the three-month and six-month periods, the combined effect from the payoff of the Pace and Liberty mortgages in 1994 represented $149,000 and $298,000 of such decreases with the remainder due to the partial prepayment of the IGC mortgage loan in December 1994 and the continuing amortization of certain of the Partnership's mortgage loans. The decrease in property expense was due to higher costs incurred in 1994 in connection with the Partnership's assessment of liquidity alternatives. General and administrative expense increased due to the increases in partnership level state taxes in three of the states in which the Partnership owns property and higher costs incurred by the Partnership in connection with its office space cost sharing agreement and related relocation costs during the first quarter of 1995. As expected, such costs moderated during the second quarter of 1995.

      Hotel operating results reflect a decrease of $18,000 for the comparable six-month periods. Although room revenues for the Petoskey hotel increased by approximately 11% from June 30, 1994, this increase was offset by an 8% decrease in room revenues for the Rapid City hotel and decreases in the food and beverage revenues. The occupancy rate at the Alpena hotel increased slightly, resulting in a modest increase in room revenues. All three hotels benefitted from increased average daily room rates. Operations of the three hotels are seasonal in nature, with their highest level of activity and profitability generally occurring during the third quarter.

                        CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)

          Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued
          ----------------------------------------------------------



  Financial Condition:
  -------------------

      There has been no material change in the Partnership's financial condition since December 31, 1994 and Management believes that current cash balances and cash from operating activities will be sufficient to pay quarterly distributions, meet scheduled debt service installment obligations and fund necessary replacements of furniture, fixtures and equipment in the ordinary course of operating the hotel business. For the six-month period ended June 30, 1995, cash flow from operating activities of $2,895,000 was used to pay quarterly distributions of $2,940,000. In April 1995, the Partnership used a portion of its cash balance to pay a special distribution of $20 per Limited Partnership Unit and made an unscheduled $144,000 partial prepayment of a note payable to an affiliate. Pursuant to the Amended Agreement of Limited Partnership, the $20 distribution is a return of capital distribution.

      The Partnership is in the process of negotiating an extension of its nonrecourse mortgage loan on the Arley Merchandise Corporation properties which had a balloon payment of $4,775,000 due in July 1995. In addition, the Partnership's limited recourse mortgage loan on the IGC properties which has a current balance of $2,957,000 is scheduled to mature in September 1995. The Partnership currently has the cash resources to pay off the loan; however, the Partnership is in the process of evaluating other alternatives before it makes the commitment to pay off the loan. As described in Note 7 to the financial statements, IGC has recently filed a voluntary bankruptcy petition. Annual cash flow from the IGC properties after the related monthly debt service obligation on the mortgage loan is $778,000.

      The Partnership is currently committed to meeting the requirements of the Holiday Inn core modernization plan for the Partnership's hotel properties in Alpena and Petoskey, Michigan. The Partnership's share of costs necessary to meet the requirements of the plan which have been approved by Holiday Inn are approximately $735,000. The Partnership does not intend to meet the requirements of the plan for the Rapid City property and is in the process of seeking an affiliation with another national hotel chain. It is expected that the Partnership will need to fund $500,000 in renovations at the Rapid City property over the next twelve to eighteen months. It is also expected that the average daily room rate would be lower at the Rapid City property after any change in affiliation; however, the original estimate for meeting the requirements of the core modernization plan were $1,925,000. The Partnership does not believe that the return on investment from making the additional $1,425,000 under the Holiday Inn plan currently justifies attempting to comply with the Holiday Inn plan.

                        CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)



                                    PART II
                                    -------



  Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
  ------------------------------------------

         (a)   Exhibits:

               None

         (b)   Reports on Form 8-K:

               During the quarter ended June 30, 1995, the Partnership was not required to file any reports on Form 8-K.

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


                                  CORPORATE PROPERTY ASSOCIATES 5
                                  (a California limited partnership)

                                  By:  CAREY CORPORATE PROPERTY, INC.



             08/11/95             By:      /s/ Claude Fernandez
           --------------                 ----------------------------
             Date                         Claude Fernandez
                                          Executive Vice President and
                                          Chief Administrative Officer
                                          (Principal Financial Officer)



             08/11/95             By:      /s/ Michael D. Roberts
           --------------                 ----------------------------
             Date                         Michael D. Roberts
                                          First Vice President and Controller
                                          (Principal Accounting Officer)