Form 10-Q
period 1995-09-30
CORPORATE PROPERTY ASSOCIATES 5
filed 1995-11-17
CIK 718075

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended             SEPTEMBER 30, 1995
                               -------------------------------------------------

                                       or

[  ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the transition period from                       to
                              -----------------------  -------------------------

Commission file number        0-11948
                              -------

                       CORPORATE PROPERTY ASSOCIATES 5
                       -------------------------------
            (Exact name of registrant as specified in its charter)

         CALIFORNIA                                        13-3164925
         ----------                                        ----------
(State or other jurisdiction of incorporation           (I.R.S. Employer
or organization)                                        Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                           10020
----------------------------------------                           -----
(Address of principal executive offices)                          (Zip Code)

                              (212)  492-1100
                              ---------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                                     X   Yes          No
                                                   -----        -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


                                                         Yes          No
                                                   -----        -----

                        CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)



                                     INDEX



                                                            Page No.
                                                            --------
PART I
------

Item 1. - Financial Information*

            Balance Sheets, December 31, 1994 and
            September 30, 1995                                   2

            Statements of Operations for the three and nine
            months ended September 30, 1994 and 1995             3

            Statements of Cash Flows for the nine
            months ended September 30, 1994 and 1995             4

            Notes to Financial Statements                       5-8

Item 2. - Management's Discussion of Operations                 9-10


PART II
-------

Item 6. - Exhibits and Reports on Form 8-K                      11

Signatures                                                      12



*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                 BALANCE SHEETS


                                            December 31,   SEPTEMBER 30,
                                                1994            1995
                                            -------------  --------------
                                               (Note)       (UNAUDITED)
       ASSETS:
  Land, buildings and personal property,
    net of accumulated depreciation of
    $20,576,121 at December 31, 1994 and
    $22,122,864 at September 30, 1995        $46,733,863     $44,951,471
  Net investment in direct
    financing leases                          25,925,844      19,365,702
  Real estate held for sale                    7,006,938       7,006,938
  Cash and cash equivalents                    7,926,845       3,103,194
  Restricted cash                                                600,000
  Escrow funds                                 2,665,179       3,034,039
  Accrued interest and  rents receivable         267,515         136,443
  Other assets                                 1,839,711       1,362,190
  Investment in limited partnership                            1,750,175
                                             -----------     -----------

        Total assets                         $92,365,895     $81,310,152
                                             ===========     ===========

       LIABILITIES:
  Mortgage notes payable                     $39,449,033     $36,156,470
  Note payable to affiliate                    1,295,000       1,151,000
  Accrued interest payable                       184,349         146,199
  Accounts payable and accrued expenses          617,812         585,042
  Accounts payable to affiliates                 113,928          85,204
  Prepaid rental income                          119,601         103,451
  Deferred gains and other liabilities         3,338,825       2,778,495
  Deposit on real estate held for sale         9,359,000       9,359,000
                                             -----------     -----------
        Total liabilities                     54,477,548      50,364,861
                                             -----------     -----------

       PARTNERS' CAPITAL:
  General Partners                               (94,987)       (397,227)

  Limited Partners (113,200 Limited
  Partnership Units outstanding)              37,983,334      31,342,518
                                             -----------     -----------
        Total partners' capital               37,888,347      30,945,291
                                             -----------     -----------

        Total liabilities and
          partners' capital                  $92,365,895     $81,310,152
                                             ===========     ===========


  The accompanying notes are an integral part of the financial statements.


  Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                          Three Months Ended                        Nine Months Ended
                                September 30, 1994  SEPTEMBER 30, 1995   September 30, 1994  SEPTEMBER 30, 1995
                                ------------------  -------------------  ------------------  -------------------
Revenues:
 Rental income from
  operating leases                      $1,452,634         $ 1,161,275          $ 4,357,809         $ 3,473,206
 Interest from direct
  financing leases                       1,279,317             821,538            4,326,565           3,055,846
 Other interest income                      28,142              60,851               72,914             274,551
 Revenue of hotel
  operations                             2,481,219           2,516,094            5,344,693           5,431,224
 Other income                                                                                            47,483
                                        ----------         -----------          -----------         -----------
                                         5,241,312           4,559,758           14,101,981          12,282,310
                                        ----------         -----------          -----------         -----------

Expenses:
 Interest on mortgages
  and note payable                       1,127,724             854,055            3,421,821           2,647,539
 Depreciation                              544,350             459,423            1,653,062           1,546,743
 General and
  administrative                           102,505             125,121              390,049             640,106
 Property expenses                         393,476              88,216              999,468             328,337
 Amortization                               16,529               8,501               49,211              24,876
 Operating expenses of
  hotel operations                       1,480,395           1,519,800            3,876,546           3,986,045
 Writedowns to net
  realizable value                                           1,691,640                                1,691,640
                                        ----------         -----------          -----------         -----------
                                         3,664,979           4,746,756           10,390,157          10,865,286
                                        ----------         -----------          -----------         -----------

   Income (loss) before loss
    on sale of real estate               1,576,333            (186,998)           3,711,824           1,417,024

Loss on sale of real estate                                 (1,719,828)                              (1,719,828)
                                        ----------         -----------          -----------         -----------


   Net income (loss)                    $1,576,333         $(1,906,826)         $ 3,711,824         $  (302,804)
                                        ==========         ===========          ===========         ===========

Net income allocated
 to General Partners                    $   94,579         $  (114,409)         $   222,709         $   (18,168)
                                        ==========         ===========          ===========         ===========

Net income (loss) allocated
 to Limited Partners                    $1,481,754         $(1,792,417)         $ 3,489,115         $  (284,636)
                                        ==========         ===========          ===========         ===========

Net income (loss) per Unit
 (113,200 Limited
 Partnership Units)                         $13.09             $(15.83)              $30.82              $(2.51)
                                            ======             =======               ======              ======


The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Nine Months Ended
                                                                        September 30,
                                                                ----------------------------
                                                                    1994           1995
                                                                ------------  --------------
     Cash flows from operating activities:
      Net income (loss)                                         $ 3,711,824     $  (302,804)
      Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
        Depreciation and amortization                             1,702,273       1,571,619
        Other noncash items                                         (47,841)          9,365
        Writedown to net realizable value                                         1,691,640
        Loss on sale of real estate                                               1,719,828
        Net change in operating assets and liabilities             (176,073)       (424,721)
                                                                -----------     -----------

         Net cash provided by operating activities                5,190,183       4,264,927
                                                                -----------     -----------

     Cash flows from investing activities:
      Additional capitalized costs                                 (367,518)       (764,351)
      Purchase of certificate of deposit                                           (600,000)
      Proceeds from sale of real estate                                           3,387,362
      Purchase of limited partnership interests                                  (1,750,175)
                                                                -----------     -----------

         Net cash (used in) provided by investing activities       (367,518)        272,836
                                                                -----------     -----------

     Cash flows from financing activities:
      Distributions to partners                                  (4,394,327)     (6,640,252)
      Payments on mortgage principal                               (546,419)       (372,162)
      Prepayment of mortgage payable                                             (2,200,000)
      Partial prepayment of note payable to affiliate                              (144,000)
      Deferred financing costs                                       (1,248)         (5,000)
                                                                -----------     -----------

         Net cash used in financing activities                   (4,941,994)     (9,361,414)
                                                                -----------     -----------

           Net (decrease) in cash and cash equivalents             (119,329)     (4,823,651)

        Cash and cash equivalents, beginning of period            2,294,245       7,926,845
                                                                -----------     -----------

           Cash and cash equivalents, end of period             $ 2,174,916     $ 3,103,194
                                                                ===========     ===========



     Supplemental disclosure of cash flows information:

        A. Interest paid                                        $ 3,452,476     $ 2,777,678
                                                                ===========     ===========

        B. In connection with the sale of a property, the purchaser assumed a mortgage loan principal obligation of $720,401 and accrued interest thereon of $5,780.


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



Note 2.  Distributions to Partners:
         -------------------------

Distributions declared and paid to partners during the nine months ended September 30, 1995 are summarized as follows:

Quarter Ended       General Partners  Limited Partners  Per Limited Partner Unit
-----------------   ----------------  ----------------  ------------------------

December 31, 1994        $88,151        $1,381,040              $12.20
                         =======        ==========              ======

March 31, 1995           $88,224        $1,382,172              $12.21
                         =======        ==========              ======

June 30, 1995            $84,828        $1,328,968              $11.74
                         =======        ==========              ======

Special distribution -
  paid April 1995        $22,869        $2,264,000              $20.00
                         =======        ==========              ======

A distribution of $11.75 per Limited Partner Unit for the quarter ended September 30, 1995 was declared and paid in October 1995.


Note 3.  Transactions with Related Parties:
         ---------------------------------

For the three-month and nine-month periods ended September 30, 1994, the Partnership incurred management fees of $34,559 and $117,711 respectively, and general and administrative expense reimbursements of $36,293 and $127,399, respectively. For the three-month and nine-month periods ended September 30, 1995, the Partnership incurred management fees of $27,694 and $88,104, respectively, and general and administrative expense reimbursements of $35,865 and $76,641, respectively.

The Partnership, in conjunction with certain affiliates, is a participant in an agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1994 and 1995 were $48,335 and $141,946, respectively .

The Amended Agreement of Limited Partnership provides that any losses from sales are allocated 1% to the Individual Partner and 99% to the Limited Partners for financial reporting and tax purposes. As more fully described in Note 7, the Partnership incurred a loss on the sale of properties in 1995. Allocation of cash distributions from operations are not affected by the aforementioned allocation.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


     Note 4.  Industry Segment Information:
              ----------------------------

     The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operation of three hotel properties. For the nine-month periods ended September 30, 1994 and 1995, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                             1994      %           1995      %
                                          ----------  ----      ----------  ----

     GATX Logistics, Inc.                 $1,441,125   17%      $1,048,950   16%
     Gould, Inc.                             843,750   10          843,750   13
     Spreckels Industries, Inc.              625,085    7          765,538   12
     Industrial General Corporation        1,039,232   12          637,322   10
     DeVlieg Bullard, Inc.                   623,238    7          623,238    9
     Arley Merchandise Corporation           450,000    5          450,000    7
     Exide Electronics Corporation           364,291    4          385,893    6
     Penn Virginia Corporation               374,063    4          374,063    6
     Stoody Deloro Stellite, Inc.            282,929    3          304,307    5
     IBM Corporation                         238,573    3          238,573    4
     Harcourt General Corporation            175,312    2          175,312    3
     Other                                   106,986    1          156,103    2
     Rochester Button Company                159,568    2          150,483    2
     Winn-Dixie Stores, Inc.                 143,650    2          143,650    2
     Penberthy Products, Inc.                136,897    2          136,897    2
     FMP/Rauma Company                        93,322    1           94,973    1
     Liberty Fabrics of New York, Inc.     1,044,807   12
     Pace Membership Warehouse, Inc.         541,546    6
                                          ----------  ---       ----------
                                          $8,684,374  100%      $6,529,052  100%
                                          ==========  ===       ==========  ===


     Operating results of the three hotel properties for the nine-month periods ended September 30, 1994 and 1995 are summarized as follows:

                                                  1994              1995
                                              ------------      ------------
     Revenues                                 $ 5,344,693       $ 5,431,224
     Fees paid to hotel management company       (106,894)         (113,871)
     Other operating expenses                  (3,769,652)       (3,872,174)
                                              -----------       -----------
     Hotel operating income                   $ 1,468,147       $ 1,445,179
                                              ===========       ===========

     Note 5.  Escrow and Other Funds:
              ----------------------

     Funds in escrow consisting of reserves and escrow funds on the hotel properties and mortgage debt thereon are as follows:

                                              December 31,      SEPTEMBER 30,
                                                  1994              1995
                                              ------------      -------------
       Security reserve                         $1,650,000         $1,840,000
       Debt service escrow account                 412,100            412,100
       Furniture, fixture and
       equipment reserves                          203,079            381,939
       Other escrow accounts                       400,000            400,000
                                                ----------         ----------
                                                $2,665,179         $3,034,039
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

     On October 18, 1994, Liberty filed suit to compel the Partnership to transfer title of the properties to Liberty for $9,359,000, the fair market value which had been determined pursuant to the purchase option appraisal process. Because the Partnership believes fair market value of the properties exceeds $9,359,000, Management challenged the Liberty suit and is seeking a higher purchase price.

     On December 29, 1994, the Partnership and Liberty terminated the lease and agreed that the properties would be transferred to Liberty for $9,359,000 with the following conditions: Liberty would deposit $750,000 into an escrow account, and subject to the determination by the Supreme Court of the State of New York (the "Court"), if the report by an independent third appraiser was deemed to be final, and the fair market value of the property was determined to be equal to or less than $9,359,000, the escrow funds would be released to Liberty and the Partnership would be obligated to reimburse Liberty for any difference between the final fair market value and $9,359,000. If the Court determined the fair market value to be greater than $9,359,000, the Partnership would receive any difference between the final fair market value and the $9,359,000 from the escrow funds with any excess to be paid by Liberty to the Partnership. However, Liberty would have the right within 30 days of the determination to rescind the transfer, in which case all proceeds would be returned to Liberty, title of the properties transferred back to the Partnership and Liberty would pay all rents in arrears for the period from the initial transfer of title to Liberty. The Court has not yet made a determination on the suit.


     Note 7.  Properties Leased to Industrial General Corporation:
              ---------------------------------------------------

     In August 1985, the Partnership purchased from and net leased to Industrial General Corporation ("IGC") and certain of its wholly-owned subsidiaries, seven properties located in Elyria and Bellville, Ohio, Forest City and Bald Knob, Arkansas, Carthage, New York and Newburyport, Massachusetts for $9,100,000. Subsequent to the purchase, the Partnership agreed to exchange the Saginaw property for an expansion of the Newburyport facility, severed the Carthage property from the lease and entered into a lease with FMP/Rauma Company ("FMP") and sold the Forest City property.

     On July 28, 1995, IGC filed a voluntary petition of bankruptcy under Chapter 11 of the United States Bankruptcy Code. In connection with an asset acquisition of the plastics division of IGC, on September 14, 1995, the Partnership entered into a series of transactions which resulted in the termination of the IGC lease, the sale of the Bald Knob, Bellville and Newburyport properties and the full satisfaction of the mortgage loan obligation collateralized by all of the IGC properties and the FMP property which had been scheduled to mature on September 1, 1995. In connection with the sale of the Bald Knob property to IGC, the Partnership received cash of $987,362 and IGC, with the consent of the mortgage lender, assumed a mortgage obligation of $720,401 and accrued interest of $5,780. Additionally, the Partnership is scheduled to receive an additional $200,000 from IGC over an eight month period. The Bellville and Newburyport properties were sold for $2,400,000 in cash to G.I. Plastek Industrial Properties Limited Partnership ("Plastek Properties"), an affiliate of G.I. Plastek Limited Partnership ("Plastek") which acquired
     the assets of the IGC plastics division.   The Partnership used $2,200,000
     of the proceeds to pay off the remaining balance on the matured mortgage loan obligation. In connection with the sale of the three properties, the Partnership realized a loss of $1,719,828.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     The Partnership also purchased limited partnership interests in Plastek. The Partnership's made capital contributions of $175 and $1,750,000 for Class A and Class B limited partnership interests, respectively. The Class A interest provides for a 17.5% participation in the profits and losses of Plastek after payment of preferred returns to Class B interests. Class B interests are entitled to a cumulative preferred return of 10% on their contributions; however, it does not participate in nor receive other allocations of any gains or losses of Plastek. The Class B interest is redeemable on September 8, 2000.

     The Partnership pledged a $600,000 certificate of deposit to support a credit facility to Plastek. In exchange for the pledge of the $600,000, the Partnership received warrants to purchase, for nominal consideration, 42.6% of the equity in Plastek Properties which is only exercisable if the certificate of deposit is not released to the Partnership by March 1996. Plastek Properties has entered into a net lease agreement with Plastek for the two properties purchased from the Partnership and a third property in Marysville, Ohio for an annual rent of $563,000 plus mortgage debt service on the properties.

     The Partnership retains ownership of the Elyria property. Although the Partnership is attempting to sell the property, it has initiated a plan to mothball the property. Plastek has agreed to contribute up to $100,000 toward mothballing the Elyria property and has committed to pay real estate taxes and insurance on the Elyria property for up to three years. Based on the appraised value of the property and the costs that would need to be incurred to prepare the property for sale or lease, the Partnership has written off the value of the property and recognized a charge of $691,640.


     Note 8.  Hotel Property in Rapid City, South Dakota:
              ------------------------------------------

     The Partnership owns a hotel property in Rapid City, South Dakota which it currently operates as a Holiday Inn. In September 1994, the Partnership was advised by Holiday Inn that the Rapid City hotel would have to make significant capital improvements to the hotel by January 1997 pursuant to Holiday Inn's core modernization plan or surrender its license to operate as a Holiday Inn by that time. As the estimated costs of complying with the core modernization plan were estimated to be $1,925,000, the Partnership has concluded that it will be too costly to comply with the plan and is currently planning to seek an affiliation with another national hotel chain. In order to obtain such affiliation, the Partnership estimates that the hotel will need approximately $500,000 in capital improvements. As it is expected that the average room rate will be lower as the result of any change in affiliation, the Partnership's cash flow from the Rapid City property is expected to decrease. Accordingly, the Partnership has reevaluated the net realizable value of the property and has recognized a noncash charge of $1,000,000 on the writedown.

     The hotel was purchased in 1985 with $6,800,000 of tax-exempt bonds which are supported by a letter of credit issued by a third party. The letter of credit which originally expired in May 1995 was extended until May 1996.
     In its effort to negotiate an additional extension of the letter of credit and seek certain concessions from the issuer, the Partnership has withheld payment of October and November 1995 interest on the bonds. In response, the trustee of the bonds made draws on the letter of credit in an amount sufficient to pay interest to the bondholders. As a result of the Partnership's nonpayment, the issuer of the letter of credit may declare a default, in which event the trustee has the right to redeem the $6,800,000 of bonds by drawing the full amount from the letter of credit. In the event the bonds were redeemed due to a declaration of default, the issuer of the letter of credit would have recourse solely to the hotel property and the Partnership's escrow and security reserves accounts of $400,000 and $1,840,000, respectively.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



     Results of Operations:
     ---------------------

        The results of operations for the three-month and nine-month periods ended September 30, 1995 are not directly comparable, as described below, with the results of operations for the three-month and nine-month periods ended September 30, 1994. The Partnership incurred losses of $1,907,000 and $303,000 for the three-month and nine-month periods in 1995, respectively, compared with net income of $1,576,000 and $3,712,000 for the three-month and nine-month periods in 1994, respectively. Both the three-month and nine-month periods ended September 30, 1995 reflected the effects of nonrecurring, noncash charges for the $1,692,000 of writedowns on Partnership properties and the realized loss of $1,720,000 on the sale of three properties. Net of the effect of these items, the Partnership would have reflected only a decrease in earnings of $71,000 and $603,000 for the three-month and nine-month periods ended September 30, 1995. During the fourth quarter of 1994, the Partnership sold its property leased to Pace Membership Warehouse, Inc. ("Pace") and transferred title to its properties leased to Liberty Fabrics of New York, Inc. ("Liberty"). As more fully described in Note 6 to the financial statements, the gain on the Liberty sale has continued to be deferred. Solely as a result of the Pace and Liberty transactions, operating income (lease revenues less interest expense and depreciation) decreased by $351,000 and $1,052,000 for the three-month and nine-month periods ended September 30, 1995. In addition, the Partnership did not recognize any rental revenues from the Industrial General Corporation ("IGC") lease during the current three-month period even though such lease did not actually terminate until September 1995.
     .
        In addition to the aforementioned writedowns and loss on sale incurred during the nine-month period ended September 30, 1995, the decrease in earnings was due to decreases in lease revenues and an increase in general and administrative costs. The effect of these items was partially offset by an increase in other interest income and decreases in interest, property and depreciation expenses. The decrease in lease revenues was due to the termination of the Pace and Liberty leases and the nonrecognition of rent prior to the termination of the IGC lease as described above. In addition, the new lease agreement effective November 1994 with GATX Logistics, Inc. ("GATX") resulted in a reduction of rent. The GATX lease, which expires in four years, replaced an expiring short-term lease. The increase in general and administrative costs reflects certain nonrecurring costs incurred during the first fiscal quarter of 1995 in connection with the Partnership's cost sharing agreement for office space and related relocation costs and an increase in partnership level state income and franchise taxes. The tax expense for 1995 reflects the difference between the estimate for taxes due at the end of 1994 and the actual amounts paid in 1995 as well as an increased accrual for 1995 partnership taxes. Decreases in depreciation and interest are primarily due to the disposition of the Pace and Liberty properties and the payoff of the related mortgages. The decrease in property expenses was due to the costs incurred in 1994 in connection with the Partnership's assessment of liquidity alternatives. Other interest income increased due to higher cash balances held in 1995 as compared with 1994, primarily as a result of the Liberty and Pace transactions. The differences in the results of operations for the three-month period ended September 30, 1995 as compared with the three-month period ended September 30, 1994 are primarily for the reasons described above, however; the rate of increase of general and administrative expenses has significantly decreased since the first quarter of the year. There has been an increase in general and administrative expenses for the comparable three-month periods due to the aforementioned effect of providing for an increase in state income and franchise taxes at the partnership level.

        Solely as a result of the termination of the IGC lease, annual cash flow (lease revenues less mortgage debt service) will decrease by $778,000. In connection with the Partnership's purchase of limited partnership interests in G.I. Plastek Limited Partnership ("Plastek") , the Partnership will receive a cumulative annual preferred return of $175,000 on an investment of $1,750,000 and 17.5% of all cash distributed after payment of the preferred return. Actual receipt of distributions from this investment is conditioned on the ability of Plastek to generate sufficient earnings to meet its distribution objectives.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued
           ----------------------------------------------------------



        Hotel operating results for the three hotel properties were stable for the comparable nine-month periods. Room revenues of the Rapid City and Alpena hotels increased by 4% and 5%, respectively, while there was a 9% decrease in room revenues as well as decreases in the food and beverage revenues at the Petoskey hotel. The increase in room revenues for Rapid City and Alpena was due to increases in the average daily room rates at these hotels rather than increases in occupancy rates. The business at the three hotels is seasonal with the most significant share of annual operating earnings and revenues realized during the third quarter.


     Financial Condition:
     -------------------

        There has been no material change in the Partnership's financial condition since December 31, 1994 and Management believes that current cash balances and cash from operating activities will be sufficient to pay quarterly distributions, meet scheduled debt service installment obligations and fund necessary replacements of furniture, fixtures and equipment in the ordinary course of operating the hotel business. For the nine-month period ended September 30, 1995, cash flow from operating activities of $4,265,000 was not fully sufficient to pay quarterly distributions of $4,354,000. In April 1995, the Partnership used a portion of its cash generated from the Pace sale to pay a special distribution of $2,287,000 ($20 per Limited Partnership Unit, representing a return of 4% of the original capital per $500 Limited Partnership Unit) and made a $144,000 partial prepayment of a note payable to an affiliate. Although future cash flow from operations will decrease as a result of the Pace Liberty and IGC sales, and the dollar amount of quarterly distributions may not match the levels achieved prior to these sales, the distribution rate is expected to continue to increase as the distribution rate is calculated on the basis of capital invested in a Limited Partnership Unit less any capital distributions.

        The Partnership is currently committed to meeting the requirements of the Holiday Inn core modernization plan for the Partnership's hotel properties in Alpena and Petoskey, Michigan. The Partnership's share of costs necessary to meet the requirements of the plan are approximately $735,000 and have been approved by Holiday Inn. The Partnership does not intend to meet the requirements of the plan for the Rapid City property and is in the process of seeking an affiliation with another national hotel chain. It is expected that the Partnership will need to fund approximately $500,000 in renovations at the Rapid City property over the next twelve to eighteen months in order to comply with the standards of other national hotel chains as compared with the $1,925,000 that was estimated as being required to comply with the Holiday Inn core modernization plan. It is also expected that the average daily room rate would be lower at the Rapid City property after any change in affiliation. The General Partners have concluded that the return on investment from making the additional $1,425,000 under the Holiday Inn plan currently does not justify attempting to comply with the Holiday Inn plan. As a result of the Partnership's withholding payment of debt service on the $6,800,000 of tax-exempt bonds on the Rapid City property, October and November interest was paid by drawing on the letter of credit supporting the bonds. Accordingly, the issuer of the letter of credit supporting the bonds has the right to declare a default. If such default were declared, the trustee of the bonds would have the right to redeem the bonds by drawing on the letter of credit. In the event of a redemption, the issuer of the letter of credit would have recourse solely to the Rapid City property and escrow and security reserves of $2,240,000. The Partnership is in the process of negotiating an extension of its nonrecourse mortgage loan on the Arley Merchandise Corporation ("Arley") properties which had a balloon payment of $4,775,000 due in July 1995. The Partnership continues to pay monthly debt service to the lender and no demand has yet been made for the entire balance. In the event that the lender demands payment of the entire balance due rather than agree to an extension of modification, there is no assurance that the Partnership will be able to pay the mortgage obligation; however, the mortgage loan is a nonrecourse obligation so the lender would only have recourse to the Arley properties.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)



                                    PART II
                                    -------



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)   Exhibits:

                None

          (b)   Reports on Form 8-K:

                During the quarter ended September 30, 1995, the Partnership filed a report on Form 8-K dated September 29, 1995 for Item 2., Acquisition or Disposition of Assets.

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



             11/16/95            By:      /s/ Claude Fernandez
           --------------                ------------------------------
              Date                       Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



             11/16/95            By:      /s/ Michael D. Roberts
           --------------                -------------------------------
              Date                       Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)