Form 10-K405
period 1995-12-31
CORPORATE PROPERTY ASSOCIATES 5
filed 1996-04-02
CIK 718075

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the quarterly period                      DECEMBER 31, 1995
 ended                       ---------------------------------------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934 [NO FEE REQUIRED]

For the transition period from                to
                                -----------       ----------

Commission file number                0-11948
                                      -------

                        CORPORATE PROPERTY ASSOCIATES 5
                        -------------------------------
             (Exact name of registrant as specified in its charter)


       CALIFORNIA                                           13-3164925
- -------------------------------------                     --------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)
- -------------------------------------               ---------------------------

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                       10020
- -----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (212) 492-1100
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

            Title of each class        Name of each exchange on which registered

                NONE                                       NONE
           ---------------                            ---------------

           ---------------                            ---------------

          Securities registered pursuant to Section 12(g) of the Act:

                              LIMITED PARTNERSHIP UNITS
- --------------------------------------------------------------------------------
                                (Title of Class)


- --------------------------------------------------------------------------------
                                (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                             [X]  Yes   [_]  No

  Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.    [X]

                                     PART I
                                     ------


  Item 1.  Business.
           --------


            Registrant is engaged in the business of investing in commercial and industrial real estate properties which are net leased to commercial and industrial entities. Registrant was organized as a California limited partnership on April 12, 1983. The General Partners of Registrant are Carey Corporate Property, Inc. (the "Corporate General Partner"), a Delaware corporation and William Polk Carey (the "Individual General Partner"). The Corporate General Partner is 79.9% owned by W. P. Carey & Co., Inc. ("W.P. Carey"), 10.1% owned by William P. Carey ("Carey") and 10% by Lehman Brothers, Inc. Affiliates of the Corporate General Partner and the Individual General Partner are also the General Partners of affiliates of Registrant, Corporate Property Associates ("CPA(R):1"), Corporate Property Associates 2 ("CPA(R):2"), Corporate Property Associates 3 ("CPA(R):3"), Corporate Property Associates 7 - a California limited partnership ("CPA(R):7"), Corporate Property Associates 8, L.P., a Delaware limited partnership ("CPA(R):8"), Corporate Property Associates 9, L.P., a Delaware limited partnership ("CPA(R):9"), and the advisor of Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP^") and Corporate Property Associates 12 Incorporated ("CPA(R):12"). Registrant has a management agreement with Carey Corporate Property Management Company ("Carey Management"), a division of W.P. Carey. According to the terms of this agreement, Carey Management performs a variety of management services for Registrant. Registrant has entered into an agreement with Fifth Rock L.P., an affiliate, for the purpose of leasing office space. Reference is made to the Prospectus of Registrant dated August 2, 1983, as supplemented by a Supplement dated September 29, 1983, filed pursuant to Rules 424(b) and 424(c), respectively, under the Securities Act of 1933 and incorporated herein by reference (said Prospectus, as so supplemented, is hereinafter called the "Prospectus").

            Registrant has two industry segments consisting of the investment in and the leasing of industrial and commercial real estate and the operation of a hotel business at three properties. See Selected Financial Data in Item 6 and Management's Discussion and Analysis in Item 7 for a summary of Registrant's operations. By assuming the operation of the hotel businesses from former tenants, Management intends to preserve the value of the underlying investment while generating a contribution to Registrant's operating cash flow. Also see the material contained in the Prospectus under the heading INVESTMENT OBJECTIVES AND POLICIES.

            The properties owned by Registrant are described in Item 2. Registrant's entire net proceeds from the public offering, less a working capital reserve have been fully invested in net leased commercial and industrial real estate since March 17, 1988, the date of Registrant's final real estate acquisition.

            Except for the three hotel properties and a vacant property in Elyria, Ohio, Registrant's properties are leased to corporate tenants under net leases. A net lease generally requires tenants to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant and the General Partners for liabilities on all matters related to the leased properties. Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has contingent property and liability insurance on its leased properties and primary property and liability coverages on its three hotel properties. Management believes that its insurance is adequate. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liabilities.

            As described above, lessees generally retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data reportable on Registrant's leased properties. Current rental income is reported in Note 9 to the Financial Statements in Item 8. As discussed in Item 7, Management's Discussion and Analysis, Registrant's leases generally provide for periodic rent increases which are either fixed or based on formulas indexed to increases in the Consumer Price Index. DeVlieg Bullard Inc. ("DeVlieg") and Penberthy Products, Inc. have purchase options which are exercisable in 1996 and Stoody Deloro Stellite, Inc. in 1997. Other leases provide for purchase options which are exercisable between 1998 and 1999. The purchase options generally provide for an exercise price based on the greater of fair market value, as defined in the lease, or a stated amount.

            As Registrant's objective has been to invest in properties which are occupied by a single corporate tenant and subject to long-term net leases with such lease obligation backed by the credit of the corporate lessee, Registrant's properties are not generally subject to the competitive conditions of local and regional real estate markets. In selecting its real estate investments, Registrant's strategy was to identify properties of material importance to the lessee so that the lessee may be more likely to extend its lease beyond the initial term or exercise a purchase option if such option was provided for in the lease agreement. None of Registrant's leases expire until 1999. Registrant is more likely to be affected by the financial condition of its lessees rather than the competitive conditions of the real estate marketplace. During 1995, Industrial General Corporation ("Industrial General") filed a voluntary petition of bankruptcy under Chapter 11 of the United States Bankruptcy Code. As a result, Registrant entered into a series of transactions, including terminating the Industrial General lease and selling the properties except for the Elyria property. The deterioration in the financial condition of Rochester Button Company and its effect on Registrant is fully described in Note 10 to the Financial Statements in Item
  8. Registrant's strategy has been to diversify its investments among tenants, property types and industries with geographical diversification being only a secondary objective. In connection with the sale of the Industrial General properties, Registrant acquired limited partnership interests in G.I. Plastek L.P., a start-up operation at two of the properties sold to Industrial General. The Alpena, Rapid City and Petoskey businesses are seasonal in nature with occupancy rates for the year ended December 31, 1995 of 55%, 57% and 43%, respectively. The occupancy rates are substantially similar to prior years. Registrant is currently seeking an affiliation with another national hotel chain for the Rapid City hotel and has agreed with the lender to use its best efforts to sell this hotel.

            For the year ended December 31, 1995, revenues from properties occupied by lease obligors which accounted for 10% or more of the revenues of the industrial and commercial real estate segment of Registrant were as follows: GATX, 16%; Gould Inc., 13%; Spreckels Industries, Inc., 12% and DeVlieg, 10%. No other property owned by Registrant accounted for 10% or more of its total real estate operating revenue during 1995. Revenues from the industrial and commercial real estate segment represent approximately 54% of total revenues. See Note 9 to the Financial Statements in Item 8.

            For the year ended December 31, 1995, gross revenues from the hotel operations business segment were $6,768,000 (approximately 43% of total revenues). The hotel properties are located in Rapid City, South Dakota and Alpena and Petoskey, Michigan. Registrant has a 100% interest in the Rapid City hotel and 65% interests in the Alpena and Petoskey, Michigan hotels which are owned as tenants-in-common with CPA(R):6.

            Since December 31, 1995, Registrant sold the Helena, Montana property which was 60% occupied by IBM Corporation with the remaining 40% occupied by various other tenants.

            In 1994, Registrant voluntarily conducted Phase II reviews of certain of its properties based on the results of the Phase I environmental reviews contracted for in 1993. Registrant believes, based on the results of such reviews, that its leased properties are in substantial compliance with Federal and state environmental statutes and regulations. Portions of certain properties have been documented as having a limited degree of contamination, principally in connection with either leakage from underground storage tanks or surface spills from facility activities. Phase II investigations have been recommended for some properties based upon the Phase I reports. For those conditions which were identified, Registrant advised its tenants of such findings and of their obligations, if any, to perform any required remediation. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, Registrant's leases generally require tenants to indemnify Registrant from all liabilities and losses related to the leased properties. Accordingly, Management believes that the ultimate resolution of the aforementioned environmental matters will not have a material effect on Registrant's financial condition, liquidity or results of operations.

            Registrant does not have any employees. The Corporate General Partner of Registrant together with its affiliates employ twelve individuals who perform accounting, secretarial and transfer services for Registrant. Gemisys, Inc. performs certain transfer services for Registrant and The Bank of New York performs certain banking services for Registrant. In addition, Registrant has entered into an agreement with Carey Management pursuant to which Carey Management provides certain management services to Registrant. W.P. Carey has substantially the same officers as the Corporate General Partner.

                          Item 2.  Properties.

         LEASE                                                   TYPE OF OWNERSHIP
      OBLIGOR             TYPE OF PROPERTY      LOCATION         INTEREST
- ------------------------  --------------------  ---------------  -----------------
  SPRECKELS INDUSTRIES    Manufacturing and     Forrest City,    Ownership of land
  INC.                    Office Facility       Arkansas         and building

  ARLEY MERCHANDISE       Manufacturing         Columbia and     Ownership of land
  CORPORATION             Facilities -          Sumter, South    and buildings (1)
                          2 locations           Carolina

  ROCHESTER BUTTON        Manufacturing         Kenbridge,       Ownership of land
  COMPANY                 Facilities -          South Boston,    and buildings (2)
                          2 locations           Virginia

  PENN VIRGINIA           Office and            Duffield,        Ownership of land
  CORPORATION             Manufacturing         Virginia         and building (3)
                          Facilities -          Cuyahoga Falls,
                          3 locations           Ohio and
                                                Broomall,
                                                Pennsylvania

  (4)                     Hotel                 Rapid City,      Ownership of land
                                                South Dakota     and buildings (1)

  (4)                     Hotels                Petoskey and     Ownership of 65%
                                                Alpena,          interest in land
                                                Michigan         and buildings (1)

  GATX LOGISTICS,         Office and Warehouse  Hodgkins,        Ownership of land
  INC.                    Facility              Illinois         and building (1)

  EXIDE ELECTRONICS       Office and            Raleigh,         Ownership of land
  CORPORATION             Research Facility     North Carolina   and building (1)

  HARCOURT GENERAL        Movie Theater         Canton,          Ownership of land
  CORPORATION                                   Michigan         and building (3)

  (5)                     Office, and Manufac-  Elyria,          Ownership of land
                          turing Facility       Ohio             and buildings



LEASE                                                       TYPE OF OWNERSHIP
OBLIGOR           TYPE OF PROPERTY         LOCATION               INTEREST
- ---------------   -----------------       ----------         ------------------

GOULD, INC.       Manufacturing and       Oxnard,            Ownership of land
                  Research Facility       California         and building (1)

DEVLIEG BULLARD,
  INC.            Manufacturing           Frankenmuth,        Ownership of land
                  Facilities -            Michigan            and buildings (3)
                  2 locations             McMinnville,
                                          Tennessee


PENBERTHY         Manufacturing           Prophetstown,       Ownership of land
PRODUCTS, INC.    Facility                Illinois            and building (3)


STOODY DELORO     Manufacturing           Goshen,             Ownership of land
STELLITE, INC.    Facility                Indiana             and building (1)


WINN-DIXIE        Supermarket             Montgomery,         Ownership of land
STORES, INC.                              Alabama             and buildings (3)


FMP/RAUMA, CO.    Manufacturing           Carthage,           Ownership of land
                  Facility                New York            and buildings

  (1) These properties are encumbered by mortgage notes payable.
  (2) These properties are subject to a mortgage as collateral for loans issued by unaffiliated parties to the lessee.
  (3) These properties are encumbered by mortgages and/or lease assignments in connection with mortgage notes payable on other of Registrant's properties.
  (4) Registrant operates a hotel business at these properties.
  (5) This property is vacant.

       The material terms of Registrant's leases with its significant tenants are summarized in the following table:


                 Registrant's
                    Share               Current      Lease
Lease             of Current   Square   Rent Per  Expiration   Renewal  Ownership       Terms of              Gross
Obligor          Annual Rents  Footage   Sq.Ft.    (Mo/Year)    Terms    Interest    Purchase Option        Costs (1)
- ---------------  ------------  -------  --------  -----------  -------  ----------  -----------------      ------------

GATX             $1,398,600    616,641   $2.27       10/99   YES            100%                N/A         $12,280,378
Logistics,
Inc.

Spreckels         1,161,170    265,000    4.38       12/12   YES            100     The greater of            5,500,000
Industries,                                                                         fair market value
Inc.                                                                                or $5,500,000

Gould,            1,125,000    142,796    7.88       11/99   YES             100    Fair market value         9,875,087
Inc.


DeVlieg             830,984    409,391    2.03       04/06   YES             100    The greater of            5,092,699
Bullard,                                                                            fair market value
Inc.                                                                                or the sum of the
                                                                                    purchase price, of
                                                                                    $5,075,000, and any
                                                                                    mortgage prepayment
                                                                                    premium.

Arley               600,000    255,600    3.56       06/02   YES             100    The greater of            7,808,555
Merchandise                                                                         fair market value
Corporation                                                                         or the unpaid principal
                                                                                    balance due on the
                                                                                    mortgage loan.

  (1) Includes original cost of investment and net increases or decreases to net investment subsequent to purchase.

            The material terms on the mortgage debt of Registrant's properties is summarized in the following table:

                     Annual    Mortgage
                    Interest   Balance      Annual Debt   Maturity     Estimated Payment
 Lease Obligor       Rate      12/31/95       Service       Date        Due at Maturity            Prepayment Provisions
- ------------------  --------   ---------    ----------   ---------     -----------------    ---------------------------------
GATX
Logistics,
Inc.                  8.63%    $3,243,716    $399,480      07/98          $2,905,000           1% of the loan balance.

Gould, Inc.          11.50      6,268,626     426,918      03/96           3,052,000           3% and decreasing by 1% each March.

Arley Merchandise
Corporation          10.00      4,754,940     570,000      06/95           4,619,000

Exide Electronics
Corporation          10.88      1,410,410     170,293      04/96           1,400,000

Stoody Deloro
Stellite, Inc.       10.50(1)   1,191,150     144,000(4)   01/97           1,071,000

Rapid City,
South Dakota
hotel property        3.25(2)   6,800,000     524,522(4)   05/15           6,800,000

Alpena, Michigan
hotel property        6.40 - 9  4,875,000(3)  407,299       9/96-
                                                            9/15             257,250(3)

Petoskey, Michigan
hotel property        6.40 - 9  4,875,000(3)  407,584       9/96-
                                                            9/15             257,250(3)


  (1) Variable rate at lender's prime plus 1.5%.
  (2) Interest rate is variable and resets weekly based on short-term tax exempt bond market rates.
  (3) Financing consists of a series of bonds maturing between 1996 and 2015 with interest rates varying from 6.4% to 9%.
  (4) Projected based on current estimate.

  Item 3.  Legal Proceedings.
           -----------------

            As of the date hereof, Registrant is not party to any material pending legal proceedings.



  Item 4.  Submission of Matters to a Vote of Security Holders.
           ---------------------------------------------------

            No matter was submitted during the fourth quarter of the year ended December 31, 1995 to a vote of security holders, through the solicitation of proxies or otherwise.



                                    PART II
                                    -------



  Item 5.  Market for Registrant's Common Equity and Related
           -------------------------------------------------
           Stockholder Matters.
           -------------------


            Information with respect to Registrant's common equity is hereby incorporated by reference to page 28 of Registrant's Annual Report contained in Appendix A.



  Item 6.  Selected Financial Data.
           -----------------------

       Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.



  Item 7.  Management's Discussion and Analysis of Financial Condition
           -----------------------------------------------------------
           and Results of Operations.
           -------------------------


            Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 5 of Registrant's Annual Report contained in Appendix A.


  Item 8.  Financial Statements and Supplementary Data.
           -------------------------------------------

            The following financial statements and supplementary data are hereby incorporated by reference to pages 6 to 21 of Registrant's Annual Report contained in Appendix A:

     (i)  Report of Independent Accountants.
    (ii)  Balance Sheets as of December 31, 1994 and 1995.
   (iii) Statements of Income for the years ended December 31, 1993, 1994 and 1995.
    (iv) Statements of Partners' Capital for the years ended December 31, 1993, 1994 and 1995.
     (v) Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995.
    (vi)  Notes to Financial Statements.


  Item 9.  Disagreements on Accounting and Financial Disclosure.
           ----------------------------------------------------

       NONE

                                    PART III
                                    --------

  Item 10.  Directors and Executive Officers of the Registrant.
            --------------------------------------------------

       Registrant has no officers or directors. The directors and executive officers of the Corporate General Partner are as follows:

                                                                              Has Served as a
                                                                              Director and/or
         Name                     Age             Positions Held             Officer Since (1)
- --------------------------------  ---  ------------------------------------  -----------------
William Polk Carey                 65  Chairman of the Board                       4/84
                                       Director
Francis J. Carey                   70  President                                   4/84
                                       Director
George E. Stoddard                 79  Chairman of the Investment Committee        4/84
                                       Director
Raymond S. Clark                   82  Chairman of the Executive Committee         4/84
                                       Director
Madelon DeVoe Talley               64  Vice Chairman of the Board                  4/86
                                       Director
Barclay G. Jones III               35  Executive Vice President                    4/84
                                       Director
Lawrence R. Klein                  75  Chairman of the Economic Policy             4/84
                                       Committee
                                       Director
Claude Fernandez                   43  Executive Vice President                    4/84
  Chief Administrative Officer
Howard J. Altmann                  32  Senior Vice President                       8/90
H. Augustus Carey                  38  Senior Vice President                       8/88
John J. Park                       31  Senior Vice President                       7/91
                                       Treasurer
Michael D. Roberts                 44  First Vice President                        4/89
                                       Controller

(1) Each officer and director of the Corporate General Partner will hold office until the next annual meeting of the Board of Directors and thereafter until his successor shall have been elected and shall have qualified or until his prior death, resignation or removal.


            William Polk Carey and Francis J. Carey are brothers and Raymond S. Clark is their brother-in-law. H. Augustus Carey is the nephew of William Polk Carey and Raymond S. Clark and the son of Francis J. Carey.

            A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

            William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard,

  Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University and its medical school, The James A. Baker III Institute for Public Policy at Rice University, and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that university.


            Francis J. Carey was elected President and a Managing Director of W.P. Carey in April 1987, having served as a Director since its founding in 1973. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990 and has served as a member of the Board of Trustees of the Investment Program Association since 1990. From April 1987 until August 1992, he served as counsel to Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships and W.P. Carey and some of its affiliates. A real estate lawyer of more than 30 years' experience, he holds A.B. and J.D. degrees from the University of Pennsylvania.


            George E. Stoddard, Chief Investment Officer, was until 1979 head of the bond department of The Equitable Life Assurance Society of the United States, with responsibility for all activities related to Equitable's portfolio of corporate investments acquired through direct negotiation. Mr. Stoddard was associated with Equitable for over 30 years. He holds an A.B. degree from Brigham Young University, an M.B.A. from Harvard Business School and an LL.B. from Fordham University Law School.


            Raymond S. Clark is former President and Chief Executive Officer of the Canton Company of Baltimore and the Canton Railroad Company. A graduate of Harvard College and Yale Law School, he is presently a Director and Chairman of the Executive Committee of W.P. Carey and served as Chairman of the Board of W.P. Carey from its founding in 1973 until 1982. He is past Chairman of the Maryland Industrial Development Financing Authority.


            Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Besides her duties at W.P. Carey, Mrs. Talley is also a former Governor of the N.A.S.D. and is a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International Affairs at Columbia University.


            Barclay G. Jones III, Executive Vice President, Managing Director, and co-head of the Investment Department. Mr. Jones joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York.

            Lawrence R. Klein, Chairman of the Economic Policy Committee since 1984, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

            Claude Fernandez, Chief Administrative Officer, Managing Director, and Executive Vice President, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received his B.S. degree in Accounting from New York University in 1975 and his M.B.A. in Finance from Columbia University Graduate School of Business in 1981.

            Howard J. Altmann, Senior Vice President, Investment Department, joined W.P. Carey in August 1990. He was a securities analyst at Goldman Sachs & Co. for the retail industry from 1986 to 1988. Mr. Altmann received his undergraduate degree in economics and finance from McGill University and his M.B.A. from the Stanford University Graduate School of Business.

            H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

            John J. Park, Senior Vice President and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

            Michael D. Roberts joined W. P. Carey as a Second Vice President and Assistant Controller in April 1989 and is currently First Vice President and Controller. Prior to joining W.P. Carey, Mr. Roberts was employed by Coopers & Lybrand, where he attained the title of audit manager. A certified public accountant, Mr. Roberts received a B.A. from Brandeis University and an M.B.A. from Northeastern University.

            The officers and directors of W.P. Carey are substantially the same as above.


  Item 11.  Executive Compensation.
            ----------------------

            Under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 5% of Distributable Cash From Operations is payable to the Corporate General Partner and 1% of Distributable Cash From Operations is payable to the Individual General Partner. The Corporate General Partner and the Individual General Partner received $288,148 and $80,554 respectively, from Registrant as their share of Distributable Cash From Operations during the year ended December 31, 1995. As owner of 200 Limited Partnership Units, the Corporate General Partner received cash distributions of $13,580 during the year ended December 31, 1995. See Item 6 for the net income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the Corporate General Partner, W.P. Carey or any other affiliate of Registrant during the year ended December 31, 1995.

            In the future, the Corporate General Partner will continue to receive 5% of Distributable Cash From Operations, the Individual General Partner will continue to receive 1% of Distributable Cash From Operations and each General Partner will continue to be allocated the same percentage of the profits and losses of Registrant as had been allocated in the past. For a description of the subordinated interest of the Corporate General Partner and the Individual General Partner in Cash From Sales and Cash From Financings, reference is made to the materials contained in the Prospectus under the heading MANAGEMENT COMPENSATION.

  Item 12.  Security Ownership of Certain Beneficial Owners and Management.
            --------------------------------------------------------------

            As of December 31, 1995, no person owned of record or was known by Registrant to own beneficially more than 5% of the Limited Partnership Units of Registrant.

            The following table sets forth as of March 20, 1996 certain information as to the ownership by directors and executive officers of securities of Registrant:

                                                  Number of Units
                             Name of               and Nature of             Percent
Title of Class          Beneficial Owner        Beneficial Ownership (1)      of Class
- ----------------------  ----------------        ------------------------  -----------------

Limited
    Partnership Units    William Polk Carey (1)       210  units                 .19%
                         Raymond S. Clark              20  units                 .02
                         Francis J. Carey
                         George E. Stoddard
                         Madelon DeVoe Talley
                         Barclay G. Jones III
                         Lawrence R. Klein
                         Claude Fernandez
                         Howard J. Altmann
                         H. Augustus Carey
                         John J. Park
                         Michael D. Roberts           ___                         ___
  All executive officers
  and directors as a
  group (12 persons)                                  230  units                  .21%
                                                      ===                         ===

  (1) As of March 20, 1996, the Corporate General Partner, Carey Corporate Property, Inc. ("Carey Property"), owned 200 Limited Partnership Units of Registrant. William Polk Carey, the majority shareholder of Carey Property, is the beneficial owner of these Units.


            There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.



  Item 13. Certain Relationships and Related Transactions.
           ----------------------------------------------

            For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Financial Statements in Item 8. Michael B. Pollack, First Vice President and Secretary of the Corporate General Partner, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant.


            No officer or director of the Corporate General Partner, W.P. Carey or any other affiliate of Registrant or any member of the immediate family or associated organization of any such officer or director was indebted to Registrant at any time since the beginning of Registrant's last fiscal year.

                                    PART IV
                                    -------



  Item 14.  Exhibits, Financial Statement Schedules and Reports on
            ------------------------------------------------------
                 Form 8-K.
                 --------


    (a)     1.   Financial Statements:
                 --------------------

            The following financial statements are filed as a part of this
  Report:

    Report of Independent Accountants.

    Balance Sheets as of December 31, 1994 and 1995.

    Statements of Income for the years ended December 31, 1993, 1994 and 1995.

    Statements of Partners' Capital for the years ended December 31, 1993, 1994 and 1995.

    Statements of Cash Flows for the years ended December 31, 1993, 1994 and
      1995.

    Notes to Financial Statements.

    The financial statements are hereby incorporated by reference to pages 6 to 21 of Registrant's Annual Report contained in Appendix A.



    (a)     2.   Financial Statement Schedule:
                 ----------------------------

                 The following schedule is filed as a part of this Report:

    Schedule III -Real Estate and Accumulated Depreciation as of December 31, 1995.

    Notes to Schedule III.


    Schedule III and notes thereto are hereby incorporated by reference to pages 22 to 25 of Registrant's Annual Report contained in Appendix A.



            Financial Statement Schedules other than those listed above are omitted because the required information is given in the Financial Statements or the Notes thereto, or because the conditions requiring their filing do not exist.

    (a) 3.  Exhibits:
            --------

            The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit                                                            Method of
No.                          Description                            Filing
- ----------  ---------------------------------------------  -------------------------

   3.1      Amended Agreement of Limited Partnership of    Exhibit 3(B) to Amendment
            Registrant dated as of June 1, 1983.           No. 2 to Registration
                                                           Statement (Form S-11)
                                                           No. 2-83092

   4.1      $3,000,000 Promissory Note dated December 30,  Exhibit 4.1 to Form 10-K
            1983 from Registrant to Merrill Lynch          filed April 10, 1984
            Interfunding Inc. ("MLI").

   4.2      Mortgage dated December 30, 1983 from          Exhibit 4.2 to Form 10-K
            Registrant to MLI.                             filed April 10, 1984

   4.3      Assignment of Leases and Rents dated           Exhibit 4.3 to Form 10-K
            December 30, 1983 from Registrant to MLI.      filed April 10, 1984

   4.4      $4,500,000 Mortgage Note dated January 2,      Exhibit 4.6 to Form 10-K
            1984 from Registrant to Empire of America      filed April 10, 1984
            FSA ("Empire").

   4.5      Deed of Trust, Mortgage, Deed to Secure        Exhibit 4.7 to Form 10-K
            Debt, Security Agreement and Assignment        filed April 10, 1984
            dated January 2, 1984 from Registrant
            to Empire.

   4.6      Assignment of Rents and Lessor's Interest      Exhibit 4.8 to Form 10-K
            in Lease dated January 2, 1984 from            filed April 10, 1984
            Registrant to Empire.

   4.7      $2,400,000 Deed of Trust Note dated            Filed as Exhibit 4.7 to
            April 11, 1984 from Registrant to Mellon       Registrant's Report on
            Bank, N.A.                                     Form 8-K dated April 25,
                                                           1984

   4.8      Deed of Trust and Security Agreement dated     Filed as Exhibit 4.8 to
            April 11, 1984 from Registrant to              Registrant's Report on
            Robert A. Johnson and John L. Ostby, as        Form 8-K dated April 25,
            trustees for Mellon Bank, N.A., and            1984
            Mellon Bank.

   4.9      Assignment of Rentals and Leases dated         Filed as Exhibit 4.9 to
            April 11, 1984 from Registrant, as assignor,   Registrant's Report on
            to Mellon Bank, N.A., as assignee.             Form 8-K dated April 25,
                                                           1984



Exhibit                                                         Method of
No.                         Description                           Filing
- -----------  -----------------------------------------  --------------------------

    4.10     $3,000,000 Promissory Note dated June 29,  Filed as Exhibit 4.1 to
             1984 from Registrant to TRW Inc.           Registrant's Report on
                                                        Form 8-K dated July 26,
                                                        1984

    4.11     $5,000,000 Promissory Note dated July 13,  Filed as Exhibit 4.2 to
             1984 from Registrant to FCA American       Registrant's Report on
             Mortgage Corporation ("FCA").              Form 8-K dated July 26,
                                                        1984

    4.12     Mortgage dated June 29, 1984 from          Filed as Exhibit 4.3 to
             Registrant to TRW Inc. for the New York    Registrant's Report on
             property.                                  Form 8-K dated July 26,
                                                        1984

    4.13     Purchase Money Deed to Secure Debt and     Filed as Exhibit 4.4 to
             Security agreement from Registrant         Registrant's Report on
             to TRW Inc. for the Georgia property.      Form 8-K dated July 26,
                                                        1984

    4.14     Assignment of Rents dated June 29, 1984    Filed as Exhibit 4.5 to
             by Registrant to TRW Inc. for the          Registrant's Report on
             New York property.                         Form 8-K dated July 26,
                                                        1984

    4.15     Assignment of Leases and Rents dated       Filed as Exhibit 4.6 to
             June 29, 1984 by Registrant to TRW Inc.    Registrant's Report on
             for the Georgia property.                  Form 8-K dated July 26,
                                                        1984

    4.16     Mortgage, Security Agreement and           Filed as Exhibit 4.7 to
             Assignment of Leases and Rents dated       Registrant's Report on
             July 13, 1984 by Registrant to FCA.        Form 8-K dated July 26,
                                                        1984

    4.17     $3,000,000 Promissory Note dated           Filed as Exhibit 4.17 to
             April 30, 1984 from Registrant to FCA.     Registrant's Annual Report
                                                        on Form 10-K dated
                                                        March 29, 1985

    4.18     Mortgage and Security Agreement dated      Filed as Exhibit 4.18 to
             April 30, 1984 by Registrant to FCA.       Registrant's Annual Report
                                                        on Form 10-K dated
                                                        March 29, 1985

    4.19     Collateral Assignment of Leases and Rents  Filed as Exhibit 4.19 to
             dated April 30, 1984 from Registrant       Registrant's Annual Report
             to FCA.                                    on Form 10-K dated
                                                        March 29, 1985




Exhibit                                                           Method of
No.                          Description                            Filing
- -----------  -------------------------------------------  --------------------------

    4.20     Mortgage and Security Agreement dated        Filed as Exhibit 4.1
             as of April 1, 1985 between Registrant       to Registrant's
             and Lloyds Bank International Limited        Report on Form 8-K
             ("Lloyds") and Texas Commerce Bank National  dated May 8, 1985
             Association ("Texas Commerce").

    4.21     Trust Indenture dated as of April 1, 1985    Filed as Exhibit 4.2 to
             between City of Rapid City, South Dakota     Registrant's Report on
             ("Rapid City") and Texas Commerce.           Form 8-K dated May 8, 1985

    4.22     Loan Agreement dated as of April 1,          Filed as Exhibit 4.3 to
             1985 between Rapid City and Registrant.      Registrant's Report on
                                                          Form 8-K dated May 8, 1985

    4.23     Assignment of Lease dated as of              Filed as Exhibit 4.4 to
             April 1, 1985 between Rapid City and         Registrant's Report on
             Registrant.                                  Form 8-K dated May 8, 1985

    4.24     Irrevocable Letter of Credit dated           Filed as Exhibit 4.5 to
             April 24, 1985 from Lloyds to Texas          Registrant's Report on
             Commerce.                                    Form 8-K dated May 8, 1985

    4.25     Bank Agreement dated as of April 1,          Filed as Exhibit 4.6 to
             1985 between Registrant, Lloyds and          Registrant's Report on
             Lloyds International Corporation.            Form 8-K dated May 8, 1985

    4.26     $2,937,500 Promissory Note dated             Filed as Exhibit 4.7 to
             May 1, 1985 from Registrant to Utah          Registrant's Report on
             State Retirement Fund ("Utah State").        Form 8-K dated May 8, 1985

    4.27     Deed of Trust, Security Agreement and        Filed as Exhibit 4.8 to
             Financing Statement dated May 1, 1985        Registrant's Report on
             by Registrant to Utah State and              Form 8-K dated May 8, 1985
             Helena Abstract & Title Company.

    4.28     Assignment of Rents and Leases dated         Filed as Exhibit 4.9 to
             May 1, 1985 by Registrant to Utah State.     Registrant's Report on
                                                          Form 8-K dated May 8, 1985

    4.29     Security Agreement dated May 1, 1985         Filed as Exhibit 4.10 to
             between Registrant and Utah State.           Registrant's Report on
                                                          Form 8-K dated May 8, 1985

    4.30     Assignment of Lease dated May 1, 1985        Filed as Exhibit 4.11 to
             between Utah State and Registrant.           Registrant's Report on
                                                          Form 8-K dated May 8, 1985

    4.31     Tenant Estoppel Certificate dated            Filed as Exhibit 4.12 to
             April 24, 1985 by IBM.                       Registrant's Report on
                                                          Form 8-K dated May 8, 1985



Exhibit                                                    Method of
No.                       Description                        Filing
- -----------  -------------------------------------  ------------------------

    4.32     Escrow and Security Agreement between  Filed as Exhibit 4.1 to
             Registrant, Rentar Industries Realty   Registrant's Report on
             Corporation ("Rentar") and Exchange    Form 8-K dated July 2,
             National Bank in Chicago dated         1985
             June 7, 1985.

    4.33     $1,200,000 Secured Promissory Note of  Filed as Exhibit 4.2 to
             Rentar to Bankers Life Company         Registrant's Report on
             ("Bankers") dated December 13, 1979.   Form 8-K dated July 2,
                                                    1985

    4.34     Mortgage from Rentar to Bankers dated  Filed as Exhibit 4.3 to
             December 13, 1979.                     Registrant's Report on
                                                    Form 8-K dated July 2,
                                                    1985

    4.35     Collateral Assignment of Lease and     Filed as Exhibit 4.4 to
             Rents from Rentar to Bankers dated     Registrant's Report on
             December 13, 1979.                     Form 8-K dated July 2,
                                                    1985

    4.36     $5,200,000 Promissory Note of Rentar   Filed as Exhibit 4.5 to
             to B.B. Cohen & Co. ("Cohen") dated    Registrant's Report on
             August 11, 1975.                       Form 8-K dated July 2,
                                                    1985

    4.37     Mortgage from Rentar to Cohen dated    Filed as Exhibit 4.6 to
             August 11, 1975.                       Registrant's Report on
                                                    Form 8-K dated July 2,
                                                    1985

    4.38     Assignment from Cohen to Equitable     Filed as Exhibit 4.7 to
             Life Insurance Company of Iowa         Registrant's Report on
             ("Equitable") dated October 8, 1975.   Form 8-K dated July 2,
                                                    1985

    4.39     Assignment of Rents from Rentar to     Filed as Exhibit 4.8 to
             Cohen dated August 11, 1975.           Registrant's Report on
                                                    Form 8-K dated July 2,
                                                    1985

    4.40     Assignment of Lessor's Interest in     Filed as Exhibit 4.9 to
             Lease from Rentar to Cohen dated       Registrant's Report on
             August 11, 1975.                       Form 8-K dated July 2,
                                                    1985

    4.41     $3,600,000 Installment Mortgage Note   Filed as Exhibit 4.10 to
             of Rentar to Draper and Kramer of      Registrant's Report on
             California, Inc. ("Draper") dated      Form 8-K dated July
             February 7, 1973.                      2, 1985



Exhibit                                                       Method of
No.                        Description                          Filing
- -----------  ----------------------------------------  ------------------------

    4.42     Mortgage from Rentar to Draper dated      Filed as Exhibit 4.11 to
             February 7, 1973.                         Registrant's Report on
                                                       Form 8-K dated July
                                                       2, 1985

    4.43     Assignment from Draper to Bank of         Filed as Exhibit 4.12 to
             America National Trust and Savings        Registrant's Report on
             Association ("Bank of America") dated     Form 8-K dated July
             August 23, 1979.                          2, 1985

    4.44     Assignment of Rents and Leases from       Filed as Exhibit 4.13 to
             Rentar to Draper dated February 7, 1985.  Registrant's Report on
                                                       Form 8-K dated July
                                                       2, 1985

    4.45     Agreement to Assign Contract of Sale      Filed as Exhibit 4.1 to
             dated July 2, 1985 between American       Registrant's Form 10-Q
             Industrial Warehouses, Inc. ("AIW")       dated August 15, 1985
             and Registrant.

    4.46     Assignment of Rights in Contract of       Filed as Exhibit 4.2 to
             Sale dated July 16, 1985 between AIW      Registrant's Form 10-Q
             and Registrant.                           dated August 15, 1985

    4.47     $4,600,000 Promissory Note dated          Filed as Exhibit 4.1 to
             August 30, 1985 from Registrant to        Registrant's Report on
             Mellon Bank, N.A. ("Mellon").             Form 8-K dated
                                                       September 12, 1985

    4.48     Mortgage and Security Agreement dated     Filed as Exhibit 4.2 to
             August 30, 1985 between Registrant        Registrant's Report on
             and Mellon (Elyria, OH).                  Form 8-K dated
                                                       September 12, 1985

    4.49     Mortgage and Security Agreement dated     Filed as Exhibit 4.3 to
             August 30, 1985 between Registrant        Registrant's Report on
             and Mellon (Bellville, OH).               Form 8-K dated
                                                       September 12, 1985

    4.50     Mortgage and Security Agreement dated     Filed as Exhibit 4.4 to
             August 30, 1985 between Registrant        Registrant's Report on
             and Mellon (Forrest City, AR).            Form 8-K dated
                                                       September 12, 1985

    4.51     Mortgage and Security Agreement dated     Filed as Exhibit 4.5 to
             August 30, 1985 between Registrant        Registrant's Report on
             and Mellon (Bald Knob, AR).               Form 8-K dated
                                                       September 12, 1985




Exhibit                                                        Method of
No.                        Description                          Filing
- -----------  ----------------------------------------  -------------------------

    4.52     Mortgage and Security Agreement dated     Filed as Exhibit 4.6 to
             August 30, 1985 between Registrant        Registrant's Report on
             and Mellon (Saginaw, MI).                 Form 8-K dated
                                                       September 12, 1985

    4.53     Mortgage and Security Agreement dated     Filed as Exhibit 4.7 to
             August 30, 1985 between Registrant        Registrant's Report on
             and Mellon (Carthage, NY).                Form 8-K dated
                                                       September 12, 1985

    4.54     Mortgage and Security Agreement dated     Filed as Exhibit 4.8 to
             August 30, 1985 between Registrant        Registrant's Report on
             and Mellon (Newburyport, MA).             Form 8-K dated
                                                       September 12, 1985

    4.55     Assignment of Rentals and Leases          Filed as Exhibit 4.9 to
             dated August 30, 1985 from Registrant     Registrant's Report on
             to Mellon.                                Form 8-K dated
                                                       September 12, 1985

    4.56     Seller's/Lessee's Certificate dated       Filed as Exhibit 4.1 to
             November 25, 1985 from Gould Inc. to      Registrant's Report on
             Registrant.                               Form 8-K dated
                                                       December 9, 1985

    4.57     Assignment of Rights in Purchase          Filed as Exhibit 4.2 to
             Agreement dated November 21, 1985         Registrant's Report on
             between JB Properties, as Assignor,       Form 8-K dated
             and Registrant as Assignee.               December 9, 1985

    4.58     Mortgage, Assignment of Leases, and       Filed as Exhibit 4.1 to
             Security Agreement dated as of            Registrant's Report on
             January 30, 1986, between Registrant      Form 8-K dated
             and CPA(R):6, collectively as Mortgagor,  March 4, 1986
             and Lloyds Bank Plc ("Lloyds") and
             Texas Commerce Bank National
             Association, as Trustee ("Texas
             Commerce"), collectively as Mortgagee.

    4.59     Mortgage, Assignment of Leases and        Exhibit 4.59 to Form 10-K
             Security and Security Agreement and       Filed April 18, 1986
             CPA(R):6, collectively as Mortgagor, and
             Lloyds and Texas Commerce,
             collectively as Mortgagee.

    4.60     Mortgage, Assignment of Leases and        Filed as Exhibit 4.2 to
             Security Agreement dated January 30,      Registrant's Report on
             1986 between Registrant, as               Form 8-K dated
             Mortgagor, and Lloyds and Texas           March 4, 1986
             Commerce, collectively as Mortgagee,
             on Broomall, PA property.




Exhibit                                                                Method of
No.                            Description                              Filing
- -----------  ------------------------------------------------  -------------------------

    4.61     Modification Agreement dated March 1,             Exhibit 4.61 to Form 10-K
             1986 in connection with the Mortgage,             Filed April 18, 1986
             Assignment of Leases and Security Agreement
             dated January 30, 1986 on Broomall, PA property.

    4.62     Mortgage, Assignment of Leases and                Filed as Exhibit 4.3 to
             Security Agreement dated January 30,              Registrant's Report on
             1986 between Registrant, as                       Form 8-K dated
             Mortgagor, and Lloyds and Texas                   March 4, 1986
             Commerce, collectively as Mortgagee,
             on Cuyahoga Falls, OH property.

    4.63     Modification Agreement dated March 1,             Exhibit 4.63 to Form 10-K
             1986 in connection with the Mortgage,             Filed April 18, 1986
             Assignment of Leases and Security Agreement
             dated January 30, 1986 on Cuyahoga Falls,
             OH property.

    4.64     Deed of Trust, Assignment of Leases               Filed as Exhibit 4.4 to
             and Security Agreement dated January              Registrant's Report on
             30, 1986, between Registrant, as                  Form 8-K dated
             Grantor, and Lawyers Title Insurance,             March 4, 1986
             as Trustee on Duffield, VA property.

    4.65     Deed of Trust Modification Agreement              Exhibit 4.65 to Form 10-K
             dated March 1, 1986 in connection                 Filed April 18, 1986
             with the Deed of Trust, Assignment of
             Leases and Security Agreement dated
             January 30, 1986 on Duffield, VA
             property.

    4.66     Trust Indenture dated as of January               Filed as Exhibit 4.5 to
             1, 1986 between Michigan Strategic                Registrant's Report on
             Fund ("MSF") and Texas Commerce.                  Form 8-K dated March
                                                               4, 1986

    4.67     Trust Indenture dated as of March 1,              Exhibit 4.67 to Form 10-K
             1986 among MSF and Texas Commerce.                Filed April 18, 1986

    4.68     Loan Agreement dated as of January 1,             Filed as Exhibit 4.6 to
             1986 among MSF, Registrant and CPA(R):6.          Registrant's Report on
                                                               Form 8-K dated March
                                                               4, 1986

    4.69     Loan Agreement dated as of March 1,               Exhibit 4.69 to Form 10-K
             1986 among MSF, Registrant and CPA(R):6.          Filed April 18, 1986

    4.70     Irrevocable Letter of Credit dated                Filed as Exhibit 4.7 to
             January 30, 1986 from Lloyds to Texas             Registrant's Report on
             Commerce.                                         Form 8-K dated March
                                                               4, 1986



Exhibit                                                      Method of
No.                       Description                         Filing
- -----------  --------------------------------------  -------------------------

    4.71     Irrevocable Letter of Credit dated      Exhibit 4.71 to Form 10-K
             March 6, 1986 from Lloyds to Texas      Filed April 18, 1986
             Commerce.

    4.72     Bank Agreement dated as of January      Filed as Exhibit 4.8 to
             30, 1986 between Registrant and         Registrant's Report on
             CPA(R):6, jointly and severally, and    Form 8-K dated March
             Lloyds.                                 4, 1986

    4.73     Bank Agreement dated as of March 1,     Exhibit 4.73 to Form 10-K
             1986 among Registrant and CPA(R):6,     Filed April 18, 1986
             jointly and severally, and Lloyds.

    4.74     $3,700,000 Promissory Note dated        Filed as Exhibit 4.9 to
             January 30, 1986 from CPA(R):5, as      Registrant's Report on
             Payee, to Registrant and CPA(R):6,      Form 8-K dated March
             collectively as Payor.                  4, 1986

    4.75     Deed of Trust, Assignment of Rents,     Filed as Exhibit 4.10 to
             dated February 14, 1986 from            Form 8-K dated March
             Registrant, as Trustor, to Chicago      4, 1986
             Title Insurance Company, as Trustee,
             for the benefit of New York Life
             Insurance Company ("New York Life"),
             as Beneficiary.

    4.76     $7,000,000 Promissory Note Secured by   Filed as Exhibit 4.11 to
             Deed of Trust, dated February 18,       Registrant's Report on
             1986 from Registrant to New York Life.  Form 8-K dated March
                                                     4, 1986

    4.77     Assignment of Lessor's Interest in      Filed as Exhibit 4.12 to
             Lease with Assignment of Rents,         Registrant's Report on
             Income and Cash Collateral, dated       Form 8-K dated March
             February 14, 1986, from Registrant to   4, 1986
             New York Life.

    4.78     $1,500,000 Promissory Note from         Exhibit 4.78 to Form 10-K
             Registrant to First Southern Federal    Filed April 18, 1986
             Savings and Loan Association ("First
             Southern") dated March 10, 1986.

    4.79     Deed of Trust, Assignment of Rents      Exhibit 4.79 to Form 10-K
             and Security Agreement between          Filed April 18, 1986
             Registrant, William A. Mann, Trustee
             and for the benefit of First Southern
             dated March 10, 1986.




Exhibit                                                          Method of
No.                         Description                           Filing
- -----------  ------------------------------------------  -------------------------

    4.80     Estoppel Certificate and                    Exhibit 4.80 to Form 10-K
             Subordination Attornment and                Filed April 18, 1986
             Recognition Agreement between First
             Southern and Exide dated March 10, 1986.

    4.81     First Mortgage dated April 3, 1987          Filed as Exhibit 4.16 to
             by Registrant, as Mortgagor to              Registrant's Report on
             Security Pacific Business Credit, Inc.      Form 8-K dated April
             ("Security Pacific"), as Mortgagee          17, 1986
             (Frankenmuth, MI property).

    4.82     First Mortgage dated April 3, 1987          Filed as Exhibit 4.17 to
             by Registrant to Security Pacific           Registrant's Report on
             (Prophetstown, IL property).                Form 8-K dated April
                                                         17, 1986

    4.83     Deed of Trust and Security Agreement        Filed as Exhibit 4.18 to
             dated April 3, 1986 by Registrant to        Registrant's Report on
             Security Pacific (McMinnville, TN           Form 8-K dated April
             property).                                  17, 1986

    4.84     Term Loan and Security Agreement            Filed as Exhibit 4.19 to
             dated April 3, 1986 between                 Registrant's Report on
             Registrant and Security Pacific.            Form 8-K dated April
                                                         17, 1986

    4.85     $4,000,000 Promissory Note dated            Filed as Exhibit 4.20 to
             April 3, 1986 from Registrant to            Registrant's Report on
             Security Pacific.                           Form 8-K dated April
                                                         17, 1986

    4.86     Assignment of Rents and Leases dated        Filed as Exhibit 4.21 to
             April 3, 1986 by Registrant, as             Registrant's Report on
             Assignor, to Security Pacific, as           Form 8-K dated April
             Assignee.                                   17, 1986

    4.87     Intercreditor Agreement dated April         Filed as Exhibit 4.22 to
             3, 1986 among Chrysler Capital              Registrant's Report on
             Corporation, Barclays American/Business     Form 8-K dated April
             Credit, Inc. Security Pacific,              17, 1986
             Registrant and Stanwich Industries, Inc.

    4.88     Letter of Agreement dated August 12, 1987   Filed as Exhibit 4.1 to
             from NCNB National Bank of Florida to       Registrant's Report on
             Registrant.                                 Form 8-K dated August
                                                         26, 1986

    4.89     $3,400,000 Term Note dated August 12, 1987  Filed as Exhibit 4.2 to
             from Registrant, as Borrower, to NCNB -     Registrant's Report on
             Florida, as the Bank.                       Form 8-K dated August
                                                         26, 1986




Exhibit                                                             Method of
No.                           Description                            Filing
- -----------  ---------------------------------------------  -------------------------

    4.90     Mortgage and Security Agreement dated as       Filed as Exhibit 4.3 to
             of August 12, 1986 between Registrant, as      Registrant's Report on
             Mortgagor and NCNB - Florida, as Mortgagee.    Form 8-K dated August
                                                            26, 1986

    4.91     Assignment of Leases and Rents and Consent     Filed as Exhibit 4.3 to
             of Lessee dated as of August 12, 1986 from     Registrant's Report on
             Registrant, as Assignor to NCNB - Florida,     Form 8-K dated August
             as Assignee.                                   26, 1986

    4.92     $1,500,000 First Mortgage Note dated           Filed as Exhibit 4.1 to
             December 22, 1986 from the Registrant, as      Registrant's Report on
             Borrower, to 1st Source Bank ("1st Source"),   Form 8-K dated
             as Lender.                                     January 7, 1987

    4.93     Mortgage and Security Agreement dated          Filed as Exhibit 4.2 to
             December 22, 1986 between the Registrant,      Registrant's Report on
             as Borrower, and 1st Source, as Lender         Form 8-K dated
             and Secured Party.                             January 7, 1987

    4.94     $5,000,000 Promissory Note dated December 14,  Filed as Exhibit 4.1 to
             1987, from Registrant, as Borrower, to         Registrant's Report on
             Prudential, as Lender.                         Form 8-K dated
                                                            December 28, 1987

    4.95     Unconditional Guaranty of Payment and          Filed as Exhibit 4.2 to
             Performance dated December 14, 1987 from       Registrant's Report on
             Arley, as Guarantor, to Prudential, as         Form 8-K dated
             Lender.                                        December 28, 1987

    4.96     Mortgage and Security Agreement dated          Filed as Exhibit 4.3 to
             December 14, 1987 between Registrant, as       Registrant's Report on
             Mortgagor, and Prudential, as Mortgagee.       Form 8-K dated
                                                            December 28, 1987

    4.97     Assignment of Leases, Rents, Issues,           Filed as Exhibit 4.4 to
             Income and Profits dated December 14, 1987     Registrant's Report on
             from Registrant, as Assignor, to               Form 8-K dated
             Prudential, as Assignee.                       December 28, 1987

    4.98     Release of Mortgage dated December 31, 1987    Filed as Exhibit 4.1 to
             between TRW, as Lender, and Registrant,        Registrant's Report on
             as Borrower.                                   Form 8-K dated
                                                            January 14, 1988

    10.1     Agreement of Sale dated December 30, 1983      Exhibit 10.1 to Form 10-K
             between Eaton Corporation and Registrant.      filed April 10, 1984

    10.2     Lease Agreement dated December 30, 1983        Exhibit 10.2 to Form 10-K
             between Registrant, as landlord, and Yale      filed April 10, 1984
             Industrial Products, Inc. ("Yale"), as
             tenant.



Exhibit                                                            Method of
No.                           Description                            Filing
- ------------  -------------------------------------------  --------------------------

     10.3     Agreement of Lease, Sale and Purchase dated  Exhibit 10.3 to Form 10-K
              December 30, 1983 among Liberty Fabrics      filed April 10, 1984
              of New York, Inc. ("Liberty"), Registrant
              and Liberty Fabrics of New York ("Libco").

     10.4     Lease Agreement dated December 30, 1983      Exhibit 10.4 to Form 10-K
              between Liberty, as landlord, and Libco,     filed April 10, 1984
              as tenant.

     10.5     Assignment of Lease dated January 2, 1984    Exhibit 10.5 to Form 10-K
              from Liberty to Registrant.                  filed April 10, 1984

     10.6     Management Agreement between Registrant and  Exhibit 10(B) to Amendment
              Carey Corporate Property Management, Inc.    No. 2 to Registration
                                                           Statement (Form S-11)
                                                           No. 2-83092

     10.7     Support Agreement among Registrant,          Exhibit 10(C) to Amendment
              Fifth Carey Corporate Property, Inc.         No. 2 to Registration
              and W.P. Carey & Co., Inc.                   Statement (Form S-11)
                                                           No. 2-83092

     10.8     Lease Agreement dated April 11, 1984         Filed as Exhibit 10.5
              between Registrant, as Landlord, and         to Registrant's Report
              Rochester Button Company, Inc.,              on Form 8-K dated
              ("Rochester") as Tenant.                     April 25, 1984

     10.9     Guaranty dated April 11, 1984 from           Filed as Exhibit 10.6
              Alpine Geophysical Corporation to            to Registrant's Report
              Registrant.                                  on Form 8-K dated
                                                           April 25, 1984

     10.10    Agreement of Sale dated June 29, 1984        Filed as Exhibit 10.1
              between TRW Inc. and Registrant.             to Registrant's Report
                                                           on Form 8-K dated
                                                           July 26, 1984

     10.11    Lease Agreement dated June 29, 1984 by       Filed as Exhibit 10.2
              Registrant as Landlord and J. H. Williams    to Registrant's Report
              Industrial Products Inc. as Tenant for       on Form 8-K dated
              the New York property.                       July 26, 1984

     10.12    Lease Agreement dated June 29, 1984          Filed as Exhibit 10.3
              by Registrant as Landlord and                to Registrant's Report
              J. H. Williams Industrial Products, Inc.     on Form 8-K dated
              as Tenant for the Georgia property.          July 26, 1984



Exhibit                                                          Method of
No.                          Description                          Filing
- ------------  -----------------------------------------  -------------------------

     10.13    Agreement Concerning Lease dated July 13,  Filed as Exhibit 10.4 to
              1984 by Shapiro & Son Bedspread Corp. as   to Registrant's Report
              Tenant, Registrant as Borrower and FCA     on Form 8-K dated
              as Lender.                                 July 26, 1984

     10.14    Guaranty dated July 13, 1984 from          Filed as Exhibit 10.5
              Hampshire Textile Corp. to Registrant.     to Registrant's Report
                                                         on Form 8-K dated
                                                         July 26, 1984

     10.15    Agreement Concerning Guaranty dated        Filed as Exhibit 10.6
              July 13, 1984 by Hampshire Textile         to Registrant's Report
              Corp. as Guarantor, Registrant as          on Form 8-K dated
              Borrower and FCA as Lender.                July 26, 1984

     10.16    Agreement Amending Lease Agreement         Filed as Exhibit 10.16
              dated April 30, 1984 between Registrant    to Registrant's Annual
              and Yale.                                  Report on Form 10-K dated
                                                         March 29, 1985

     10.17    Subordination, Non-Disturbance and         Filed as Exhibit 10.17
              Attornment Agreement dated April 30,       to Registrant's Annual
              1984 among FCA, Registrant and Yale.       Report on Form 10-K dated
                                                         March 29, 1985

     10.18    Lease Agreement dated August 7, 1984       Filed as Exhibit 10.18
              between Registrant, as Landlord and        to Registrant's Annual
              Penn Virginia Resources Corporation        Report on Form 10-K dated
              ("Resources") and Pennsylvania Crusher     March 29, 1985
              Corporation ("Crusher"), as Tenants.

     10.19    Memorandum of Lease dated August 7,        Filed as Exhibit 10.19
              1984 between Registrant and Crusher        to Registrant's Annual
              recorded in Summit County, Ohio.           Report on Form 10-K dated
                                                         March 29, 1985

     10.20    Memorandum of Lease dated August 7,        Filed as Exhibit 10.20
              1984 between Registrant and Crusher        to Registrant's Annual
              recorded in Delaware County,               Report on Form 10-K dated
              Pennsylvania.                              March 29, 1985

     10.21    Memorandum of Lease dated August 7,        Filed as Exhibit 10.21
              1984 between Registrant and Resources      to Registrant's Annual
              recorded in Scott County, Virginia.        Report on Form 10-K dated
                                                         March 29, 1985

     10.22    Lease Guaranty dated August 7, 1984        Filed as Exhibit 10.22
              by Penn Virginia Corporation ("Penn        to Registrant's Annual
              Virginia") to Registrant.                  Report on Form 10-K dated
                                                         March 29, 1985




Exhibit                                                               Method of
No.                            Description                              Filing
- ------------  ----------------------------------------------  --------------------------

     10.23    Lease Agreement dated April 24,                 Filed as Exhibit 10.6 to
              1985 by and between Registrant                  Registrant's Report on
              as landlord and Mt. Rushmore                    Form 8-K dated May 8, 1985
              Hotel Corporation ("Mt.
              Rushmore") as tenant.

     10.24    Lease Guaranty dated April 24,                  Filed as Exhibit 10.7 to
              1985 from Landmark Hotel                        Registrant's Report on
              Corporation ("Landmark") to                     Form 8-K dated May 8, 1985
              Registrant.

     10.25    Memorandum of lease dated                       Filed as Exhibit 10.8 to
              April 24, 1985 between                          Registrant's Report on
              Registrant and Mt. Rushmore.                    Form 8-K dated May 8, 1985

     10.26    Lease Agreement dated May 24, 1982              Filed as Exhibit 10.9 to
              between Unitco Realty & Construction Co., Inc.  Registrant's
              ("Unitco") as landlord and                      Report on Form 8-K
              International Business Machines                 dated May 8, 1985
              Corporation ("IBM") as tenant as amended.

     10.27    Lease Agreement between                         Filed as Exhibit 10.1 to
              Registrant as Landlord and                      Registrant's Report on
              Exide Electronics Corporation                   Form 8 K dated July 2,
              ("Exide") as Tenant dated June                  1985
              20, 1985.

     10.28    Memorandum of Lease between                     Filed as Exhibit 10.2 to
              Registrant and Exide dated                      Registrant's Report on
              June 20, 1985.                                  Form 8-K dated July 2,
                                                              1985

     10.29    Guaranty from Exide Electronics                 Filed as Exhibit 10.3 to
              Group, Inc. ("Exide                             Registrant's Report on
              Electronics") to Registrant                     Form 8-K dated July 2,
              dated June 20, 1985.                            1985

     10.30    Lease Agreement between                         Filed as Exhibit 10.4 to
              Registrant as Landlord and                      Registrant's Report on
              Rentar as Tenant dated June 7,                  Form 8-K dated July 2,
              1985.                                           1985

     10.31    Memorandum of Lease between                     Filed as Exhibit 10.5 to
              Registrant and Rentar dated                     Registrant's Report on
              June 7, 1985.                                   Form 8-K dated July 2,
                                                              1985



Exhibit                                                           Method of
No.                          Description                            Filing
- ------------  ------------------------------------------  --------------------------

     10.32    Lease Agreement between Rentar Industries,  Filed as Exhibit 10.6 to
              Inc., Rentar and Couzens Warehouse and      Registrant's Report on
              Distributors Inc. ("Couzens"), as Landlord  Form 8-K dated July 2,
              and General Motors Corporation ("GM"), as   1985
              Tenant dated May 24, 1982.

     10.33    Lease Agreement dated July 11,              Filed as Exhibit 10.1 to
              1985 between Registrant as                  Registrant's Form
              landlord and General Cinema                 10-Q dated August
              Corp. ("GCC") as tenant.                    15, 1985

     10.34    Lease Guaranty dated July 16,               Filed as Exhibit 10.2 to
              1985 between Registrant and GCC.            Registrant's Form
                                                          10-Q dated August
                                                          15, 1985

     10.35    Memorandum of Lease dated                   Filed as Exhibit 10.3 to
              July 11, 1985 between                       Registrant's Form
              Registrant and GCC.                         10-Q dated August
                                                          15, 1985

     10.36    Lease Agreement dated                       Filed as Exhibit
              August 30, 1985 between                     10.1 to
              Registrant and Industrial                   Registrant's
              General Corporation                         Report on Form 8-K
              ("Industrial") Mitts & Merrill,             dated September
              Inc. ("Mitts"), PlasTek                     12, 1985
              Corporation ("PlasTek").

     10.37    Memorandum of Lease dated                   Filed as Exhibit 10.2 to
              August 30, 1985 between                     Registrant's Report on
              Registrant and Industrial,                  Form 8-K dated September
              Mitts and PlasTek.                          12, 1985

     10.38    Guaranty of Lease dated August              Filed as Exhibit 10.3 to
              30, 1985 between Registrant and             Registrant's Report on
              Industrial.                                 Form 8-K dated September
                                                          12, 1985

     10.39    Non-Disturbance Agreement dated             Filed as Exhibit 10.4 to
              August 30, 1985 among                       Registrant's Report on
              Registrant, Mellon, Industrial,             Form 8-K dated September
              Mitts and PlasTek.                          12, 1985

     10.40    Lease Agreement dated November              Filed as Exhibit 10.1 to
              25, 1985 between Registrant, as             Registrant's Report on
              Lessor, and Gould Inc., as                  Form 8-K dated December 9,
              Lessee.                                     1985



Exhibit                                                         Method of
No.                         Description                           Filing
- ------------  ----------------------------------------  --------------------------

     10.41    Memorandum of Lease dated                 Filed as Exhibit 10.2 to
              November 21, 1985, between                Registrant's Report on
              Registrant, as Landlord, and              Form 8-K dated December 9,
              Gould Inc., as Tenant.                    1985

     10.42    Joint Venture Agreement dated             Filed as Exhibit 10.1 to
              January 30, 1986 between                  Registrant's Report on
              Registrant and CPA(R):6.                  Form 8-K dated March 4,
                                                        1986

     10.43    Lease Agreement dated as of               Filed as Exhibit 10.2 to
              January 30, 1986 by and between           Registrant's Report on
              Registrant and CPA(R):6,                  Form 8-K dated March 4,
              collectively as Landlord, and             1986
              Great Lakes Hotel Corporation
              ("Great Lakes"), as Tenant.

     10.44    Lease Agreement as of March 6,            Exhibit 10.44 to Form 10-K
              1986 by and between Registrant            filed April 18, 1984
              and CPA(R):6, collectively as
              Landlord, and Northwoods Hotel
              Corporation ("Northwoods"), as Tenant.

     10.45    Memorandum of Lease dated                 Filed as Exhibit 10.3 to
              January 30, 1986 between                  Registrant's Report on
              Registrant and CPA(R):6, as               Form 8-K dated March 4,
              Landlord, and Northwoods, as Tenant.      1986

     10.46    Memorandum of Lease dated March           Exhibit 10.46 to Form 10-K
              6, 1986 between Registrant and CPA(R):6,  filed April 18, 1984 as Landlord, and Northwoods, as Tenant.

     10.47    Lease Guaranty dated January              Filed as Exhibit 10.4 to
              30, 1986 from Landmark Hotel              Registrant's Report on
              Corporation ("Landmark"), as              Form 8-K dated March 4,
              Guarantor, to Registrant and              1986
              CPA(R):6, collectively, as Landlord.

     10.48    Lease Guaranty dated March 6,             Exhibit 10.48 to Form 10-K
              1986 from Landmark, as                    filed April 18, 1984
              Guarantor, to Registrant and
              CPA(R):6, collectively as Landlord.

     10.49    Lease Agreement dated April 3, 1987       Filed as Exhibit 10.5 to
              by and between Registrant, as Landlord,   Registrant's Report on
              and Stanwich, as Tenant.                  Form 8-K dated April 17,
                                                        1986




Exhibit                                                                            Method of
No.                                   Description                                   Filing
- ------------  -----------------------------------------------------------  -------------------------

     10.50    Memorandum of Lease dated April 3,                           Filed as Exhibit 10.6 to
              1986 between Registrant, as Landlord,                        Registrant's Report on
              and Stanwich, as Tenant.                                     Form 8-K dated April 17,
                                                                           1986

     10.51    Lease Agreement dated as of August 12, 1987                  Filed as Exhibit 10.1 to
              by and between Registrant, as Landlord,                      Registrant's Report on
              and Pace Membership Warehouse, Inc.                          Form 8-K dated August
              ("Pace"), as Tenant.                                         26, 1986

     10.52    Memorandum of Lease made as of August 12,                    Filed as Exhibit 10.1 to
              between Registrant and Pace.                                 Registrant's Report on
                                                                           Form 8-K dated August
                                                                           26, 1986

     10.53    Lease Agreement dated December 22, 1987                      Filed as Exhibit 10.1 to
              by and between Registrant, as Landlord,                      Registrant's Report on
              and Stoody, as Tenant.                                       Form 8-K dated
                                                                           January 7, 1987

     10.54    First Amendment to Lease dated December 14,                  Filed as Exhibit 10.1 to
              1987 by and between Registrant, as Landlord,                 Registrant's Report on
              and Arley, as Tenant.                                        Form 8-K dated
                                                                           December 28, 1987

     10.55    Lease Subordination Agreement dated December                 Filed as Exhibit 10.2 to
              14, 1987 by and among Registrant, as Landlord,               Registrant's Report on
              Arley, as Tenant, and Prudential, as Lender.                 Form 8-K dated
                                                                           December 28, 1987

     10.56    Lease Agreement dated March 10, 1988 by                      Filed as Exhibit 10.56 to
              and between Registrant, as Landlord,                         Form 10-K dated
              and Winn-Dixie, as Tenant.                                   April 15, 1988

     10.57    Lease Guaranty dated March 10, 1988 from                     Filed as Exhibit 10.57 to
              Winn-Dixie Stores, as Guarantor, to                          Form 10-K dated
              Registrant, as Lessor.                                       April 15, 1988

     10.58    Lease dated September 13, 1995 between G.I. Pastek           Filed as Exhibit 10.1 to
              Limited Partnership, as Tenant, and G.I. Plastek Industrial  Registrant's Form 8-K
              Properties Limited Partnership, as Landlord.                 dated September 29, 1995

     28.1     General Warranty Deed dated December 28,                     Filed as Exhibit 28.1
              1983 from Eaton Corporation to                               to Registrant's Report
              Registrant.                                                  on Form 8-K dated
                                                                           April 25, 1984

     28.2     Quitclaim Deed dated January 31, 1984                        Filed as Exhibit 28.2
              from Eaton Corporation to Registrant.                        to Registrant's Report
                                                                           on Form 8-K dated
                                                                           April 25, 1984




Exhibit                                                       Method of
No.                         Description                         Filing
- ------------  ----------------------------------------  ----------------------

     28.3     Deeds dated January 2, 1984 from          Filed as Exhibit 28.3
              Liberty to Registrant.                    to Registrant's Report
                                                        on Form 8-K dated
                                                        April 25, 1984

     28.4     Bill of Sale dated January 2, 1984        Filed as Exhibit 28.4
              from Liberty to Registrant.               to Registrant's Report
                                                        on Form 8-K dated
                                                        April 25, 1984

     28.5     General Warranty Deeds dated April 11,    Filed as Exhibit 28.5
              from Rochester to Registrant.             to Registrant's Report
                                                        on Form 8-K dated
                                                        April 25, 1984

     28.6     Bill of Sale dated April 11, 1984         Filed as Exhibit 28.6
              from Rochester to Registrant.             to Registrant's Report
                                                        on Form 8-K dated
                                                        April 25, 1984

     28.7     General Warranty Deed dated June 29,      Filed as Exhibit 28.1
              1984 from TRW Inc. to Registrant for      to Registrant's Report
              the New York property.                    on Form 8-K dated
                                                        July 26, 1984

     28.8     General Warranty Deed dated June 29,      Filed as Exhibit 28.2
              1984 from TRW Inc. as Grantor             to Registrant's Report
              to Registrant as Grantee                  on Form 8-K dated
              for the Georgia property.                 July 26, 1984

     28.9     Bill of Sale dated June 29, 1984 from     Filed as Exhibit 28.3
              TRW Inc. to Registrant.                   to Registrant's Report
                                                        on Form 8-K dated
                                                        July 26, 1984

     28.10    Deed dated July 13, 1984 from Shapson     Filed as Exhibit 28.4
              Realty Corp. to Registrant.               to Registrant's Report
                                                        on Form 8-K dated
                                                        July 26, 1984

     28.11    Deed dated July 13, 1984 from Shapson     Filed as Exhibit 28.5
              Realty Corp. to Registrant.               to Registrant's Report
                                                        on Form 8-K dated
                                                        July 26, 1984

     28.12    Bill of Sale dated July 13, 1984          Filed as Exhibit 28.6
              from Shapson Realty Corp. to Registrant.  to Registrant's Report
                                                        on Form 8-K dated
                                                        July 26, 1984




Exhibit                                                        Method of
No.                        Description                          Filing
- ------------  --------------------------------------  ---------------------------

     28.13    Deed dated August 7, 1984 from          Filed as Exhibit 28.13
              Resources to Registrant.                to Registrant's Annual
                                                      Report on Form 10-K dated
                                                      March 29, 1985

     28.14    General Warranty deed dated August 7,   Filed as Exhibit 28.14
              1984 from Crusher to Registrant.        to Registrant's Annual
                                                      Report on Form 10-K dated
                                                      March 29, 1985

     28.15    Deed dated August 7, 1984 from Crusher  Filed as Exhibit 28.15
              to Registrant.                          to Registrant's Annual
                                                      Report on Form 10-K dated
                                                      March 29, 1985

     28.16    Warranty Deed dated April 24, 1985      Filed as Exhibit 28.4 to
              between Adventure Restaurant Corp.      Registrant's Report on
              ("Adventure") and Registrant.           Form 8-K dated May 8, 1985

     28.17    Bill of Sale dated April 24, 1985       Filed as Exhibit 28.5 to
              from Adventure to Registrant.           Registrant's Report on
                                                      Form 8-K dated May 8, 1985

     28.18    Warranty Deed dated May 1, 1985         Filed as Exhibit 28.6 to
              from Utah State to Registrant.          Registrant's Report on
                                                      Form 8-K dated May 8, 1985

     28.19    Bill of Sale dated May 1, 1985 from     Filed as Exhibit 28.7 to
              Utah State to Registrant.               Registrant's Report on
                                                      Form 8-K dated May 8, 1985

     28.20    Real Estate Closing Agreement dated     Filed as Exhibit 28.8 to
              May 1, 1985 between Registrant and      Registrant's Report on
              Utah State.                             Form 8-K dated May 8, 1985

     28.21    Deed from Design to Registrant          Filed as Exhibit 28.1 to
              dated June 12, 1985.                    Registrant's Report on
                                                      Form 8-K dated July 2, 1985

     28.22    Bill of Sale of machinery,              Filed as Exhibit 28.2 to
              equipment and other fixtures from       Registrant's Report on
              Design to Registrant dated June 20,     Form 8-K dated
              1985.                                   July 2, 1985

     28.23    GM Waiver of Right of First Refusal     Filed as Exhibit 28.3 to
              dated May 20, 1985.                     Registrant's Report on
                                                      Form 8-K dated July 2, 1985




Exhibit                                                   Method of
No.                       Description                       Filing
- ------------  -----------------------------------  ------------------------

     28.24    Bill of Sale of air conditioner      Filed as Exhibit 28.4 to
              from Exide to Registrant dated June  Registrant's Report on
              20, 1985.                            Form 8-K dated July
                                                   2, 1985

     28.25    Special Warranty Deed from Rentar    Filed as Exhibit 28.5 to
              to Registrant dated June 7, 1985.    Registrant's Report on
                                                   Form 8-K dated July 2,
                                                   1985

     28.26    Bill of Sale of machinery,           Filed as Exhibit 28.6 to
              equipment and personal property      Registrant's Report on
              from Rentar to Registrant dated      Form 8-K dated July
              June 7, 1985.                        2, 1985

     28.27    Warranty Deed dated July 11, 1985    Filed as Exhibit 28.1 to
              from GCC to Registrant.              Registrant's Form 10-Q
                                                   dated August 15, 1985

     28.28    Bill of Sale dated July 16, 1985     Filed as Exhibit 28.2 to
              from GCC as seller to Registrant as  Registrant's Form 10-Q
              buyer.                               dated August 15, 1985

     28.29    Limited Warranty Deed dated August   Filed as Exhibit 28.1 to
              30, 1985 from Walco National         Registrant's Report on
              Corporation ("Walco") to Registrant  Form 8-K dated
              (Elyria, OH).                        September 12, 1985

     28.30    Limited Warranty Deed dated August   Filed as Exhibit 28.2 to
              30, 1985 from Walco National         Registrant's Report on
              Corporation ("Walco") to Registrant  Form 8-K dated
              (Bellville, OH).                     September 12, 1985

     28.31    Special Warranty Deed dated August   Filed as Exhibit 28.3 to
              30, 1985 from Walco to Registrant    Registrant's Report on
              (Forrest City, AR).                  Form 8-K dated September
                                                   12, 1985

     28.32    Special Warranty Deed dated August   Filed as Exhibit 28.4 to
              30, 1985 from Walco to Registrant    Registrant's Report on
              (Bald Knob, AR).                     Form 8-K dated September
                                                   12, 1985

     28.33    Warranty Deed dated August 30, 1985  Filed as Exhibit 28.5 to
              from Mitts to Registrant (Saginaw,   Registrant's Report on
              MI).                                 Form 8-K dated September
                                                  12, 1985




Exhibit                                                             Method of
No.                           Description                            Filing
- ------------  --------------------------------------------  -------------------------

     28.34    Deed dated August 30, 1985 from               Filed as Exhibit 28.6 to
              Carthage Machine Company, Inc. to             Registrant's Report on
              Registrant (Carthage, NY).                    Form 8-K dated September
                                                            12, 1985

     28.35    Warranty Deed dated August 30, 1985           Filed as Exhibit 28.7 to
              from Walco to Registrant                      Registrant's Report on
              (Newburyport, MA).                            Form 8-K dated September
                                                            12, 1985

     28.36    Bill of Sale dated August 30, 1985            Filed as Exhibit 28.9 to
              from Walco to Registrant (Elyria, OH).        Registrant's Report on
                                                            Form 8-K dated
                                                            September 12, 1985

     28.37    Bill of Sale dated August 30, 1985            Filed as Exhibit 28.10 to
              from Walco to Registrant (Bellville, OH).     Registrant's Report on
                                                            Form 8-K dated
                                                            September 12, 1985

     28.38    Bill of Sale dated August 30, 1985            Filed as Exhibit 28.11 to
              from Walco to Registrant (Forrest City, AR).  Registrant's Report on
                                                            Form 8-K dated
                                                            September 12, 1985

     28.39    Bill of Sale dated August 30, 1985            Filed as Exhibit 28.12 to
              from Walco to Registrant (Bald Knob, AR).     Registrant's Report on
                                                            Form 8-K dated
                                                            September 12, 1985

     28.40    Bill of Sale dated August 30, 1985            Filed as Exhibit 28.13 to
              from Walco to Registrant (Saginaw, MI).       Registrant's Report on
                                                            Form 8-K dated
                                                            September 12, 1985

     28.41    Bill of Sale dated August 30, 1985            Filed as Exhibit 28.14 to
              from Carthage to Registrant (Carthage, NY).   Report on Form 8-K dated
                                                            September 12, 1985

     28.42    Bill of Sale dated August 30, 1985            Filed as Exhibit 28.15 to
              from Walco to Registrant (Newburyport, MA).   Registrant's Report on
                                                            Form 8-K dated
                                                            September 12, 1985

     28.43    Deed dated November 25, 1985 from             Filed as Exhibit 28.1 to
              Gould Inc. to Registrant.                     Registrant's Report on
                                                            Form 8-K dated
                                                            December 9, 1985




Exhibit                                                           Method of
No.                          Description                            Filing
- ------------  ------------------------------------------  --------------------------

     28.44    Bill of Sale dated November 25,             Filed as Exhibit 28.2 to
              1985 from Gould Inc. to Registrant.         Registrant's Report on
                                                          Form 8-K dated
                                                          December 9, 1985

     28.45    Purchase Agreement dated July 25,           Filed as Exhibit 28.3 to
              1985 by Gould Inc., as Seller, with         Registrant's Report on
              JB Properties, as Buyer.                    Form 8-K dated December
                                                          9, 1985

     28.46    Warranty Deed dated January 30, 1986        Filed as Exhibit 28.1 to
              among Adventure Restaurant Corporation      Registrant's Report on
              ("Adventure"), Registrant and CPA(R):6.     Form 8-K dated March 4,
                                                          1986

     28.47    Warranty Deed dated March 6, 1987           Exhibit 28.47 to Form 10-K
              among Adventure, Registrant and CPA(R):6.   Filed April 17, 1986

     28.48    Bill of Sale dated January 30, 1987         Filed as Exhibit 28.2 to
              from Adventure to Registrant and CPA(R):6.  Registrant's Report on
                                                          Form 8-K dated March
                                                          4, 1986

     28.49    Bill of Sale dated March 6, 1987            Exhibit 28.49 to Form 10-K
              from Adventure to Registrant and CPA(R):6.  Filed April 17, 1986

     28.50    Bill of Sale dated April 3, 1986 from       Filed as Exhibit 28.3 to
              Stanwich to Registrant.                     Registrant's Report on
                                                          Form 8-K dated April 17,
                                                          1986

     28.51    Warranty Deed dated April 3, 1986 from      Filed as Exhibit 28.4 to
              Stanwich to Registrant (Frankenmuth,        Registrant's Report on
              MI property).                               Form 8-K dated April 17,
                                                          1986

     28.52    Warranty Deed dated April 3, 1986 from      Filed as Exhibit 28.5 to
              Stanwich to Registrant (Prophetstown,       Registrant's Report on
              IL property).                               Form 8-K dated April 17,
                                                          1986

     28.53    Warranty Deed dated April 3, 1986 from      Filed as Exhibit 28.6 to
              Stanwich to Registrant (McMinnville,        Registrant's Report on
              TN property).                               Form 8-K dated April 17,
                                                          1986




Exhibit                                                            Method of
No.                           Description                           Filing
- ------------  -------------------------------------------  -------------------------

     28.54    Seller/Lessee's Certificate dated            Filed as Exhibit 28.7 to
              April 3, 1986 from Stanwich, as Seller,      Registrant's Report on
              to Registrant, as Purchaser, and             Form 8-K dated April 17,
              Security Pacific, as Lender.                 1986

     28.55    Seller/Lessee's Certificate dated            Filed as Exhibit 28.1 to
              April 12, 1986 from Pace to Registrant.      Registrant's Report on
                                                           Form 8-K dated August 26,
                                                           1986

     28.56    Special Warranty Deed made as of August 12,  Filed as Exhibit 28.2 to
              1986 between Pace, as Grantor, and           Registrant's Report on
              Registrant, as Grantee.                      Form 8-K dated August 26,
                                                           1986

     28.57    Bill of Sale dated August 12, 1987           Filed as Exhibit 28.3 to
              from Pace to Registrant.                     Registrant's Report on
                                                           Form 8-K dated August 26,
                                                           1986

     28.58    Bill of Sale dated December 22, 1987         Filed as Exhibit 28.1 to
              from Stoody to Registrant.                   Registrant's Report on
                                                           Form 8-K dated
                                                           January 7, 1987

     28.59    Corporate Warranty Deed made as of December  Filed as Exhibit 28.2 to
              22, 1986 by Stoody, as Grantor, and          Registrant's Report on
              Registrant, as Grantee.                      Form 8-K dated
                                                           January 7, 1987

     28.60    Seller/Lessee's Certificate dated            Filed as Exhibit 28.3 to
              December 22, 1986 from Stoody, as Seller,    Registrant's Report on
              to Registrant, as Purchaser.                 Form 8-K dated
                                                           January 7, 1987

     28.61    Indemnification Agreement by and between     Filed as Exhibit 28.4 to
              the Registrant, as Borrower, 1st Source,     Registrant's Report on
              as Lender, and Stoody, as Tenant.            Form 8-K dated
                                                           January 7, 1987

     28.62    Agreement of Sale dated December 1, 1987 by  Filed as Exhibit 28.1 to
              and between Registrant, as Seller, and       Registrant's Report on
              Brondy, as Buyer.                            Form 8-K dated
                                                           January 14, 1988




Exhibit                                                                Method of
No.                             Description                              Filing
- ------------  ------------------------------------------------  ------------------------

     28.63    First Amendment to Agreement of Sale dated        Filed as Exhibit 28.2 to
              December 1, 1987 by and between Registrant,       Registrant's Report on
              as Seller, and Brondy, as Buyer.                  Form 8-K dated
                                                                January 14, 1988

     28.64    Bill of Sale dated December 31, 1992 from         Filed as Exhibit 28.3 to
              Registrant to Brondy.                             Registrant's Report on
                                                                Form 8-K dated
                                                                January 14, 1988

     28.65    Bargain and Sale Deed dated December 30, 1987     Filed as Exhibit 28.4 to
              from Registrant, as party of the first part,      Registrant's Report on
              to Brondy, as party of the second part.           Form 8-K dated
                                                                January 14, 1988

     28.66    Warranty Deed dated March 10, 1988 between        Filed as Exhibit 28.66
              Winn-Dixie, as Grantor, and Registrant,           Form 10-K dated
              as Grantee.                                       April 15, 1988

     28.67    Bill of Sale dated March 10, 1988 from            Filed as Exhibit 28.67
              Winn-Dixie, as Seller, to Registrant,             Form 10-K dated
              as Purchaser.                                     April 15, 1988

     28.68    Seller's Certificate dated March 10, 1988         Filed as Exhibit 28.68
              from Winn-Dixie, as Seller, to Registrant,        Form 10-K dated
              as Purchaser.                                     April 15, 1988

     28.69    Prospectus of Registrant                          Filed as Exhibit 28.69
              dated August 2, 1983.                             to Form 10K/A dated
                                                                September 24, 1993

     28.70    Supplement dated September 29, 1983               Filed as Exhibit 28.70
              to Prospectus dated August 2, 1983.               to Form 10K/A dated
                                                                September 24, 1993

     28.71    Press release dated June 30, 1993                 Exhibit 28.1 to Form 8-K
              announcing the suspension of secondary            dated July 12, 1993
              market sales of Limited Partnership Units.

     28.72    Agreement of Limited Partnership of G.I. Plastek  Filed as Exhibit 28.1 to
              Limited Partnership dated September 8, 1995.      Registrant's Form 8-K
                                                                dated September 29, 1995




    (b) Reports on Form 8-K
        -------------------

       During the quarter ended December 31, 1995 the Registrant was not required to file any reports on Form 8-K.

                                   SIGNATURES
                                   ----------

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CORPORATE PROPERTY ASSOCIATES 5
                          (a California limited partnership)

                          BY:   CAREY CORPORATE PROPERTY, INC.

     04/01/96             BY:   /s/ Claude Fernandez
   --------------               ------------------------------
       Date                     Claude Fernandez
                                Executive Vice President and
                                Chief Administrative Officer
                                (Principal Financial Officer)


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            BY:   CAREY CORPORATE PROPERTY, INC.

                  William P. Carey
                  Chairman of the Board
                  and Director
                  (Principal Executive Officer)

                  Francis J. Carey
                  President and Director

                  George E. Stoddard                  BY:  /s/ George E. Stoddard
                  Chairman of the Investment               ----------------------
                  Committee and Director                   George E.Stoddard
                                                           Attorney in fact
                                                           April 1, 1996
                  Dr. Lawrence R. Klein
                  Chairman of the Economic Policy
                  Committee and Director

                  Madelon DeVoe Talley
                  Vice Chairman of the Board of


04/01/96     BY:  /s/ Claude Fernandez
- --------          -----------------------
  Date            Claude Fernandez
                  Executive Vice President and
                  Chief Administrative Officer
                  (Principal Financial Officer)

04/01/96     BY:  /s/ Michael D. Roberts
- --------          -----------------------
  Date            Michael D. Roberts
                  First Vice President and Controller
                  (Principal Accounting Officer)

                            APPENDIX A TO FORM 10-K



                        CORPORATE PROPERTY ASSOCIATES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)



                              1995 ANNUAL REPORT

  SELECTED FINANCIAL DATA
- --------------------------------------------------------------------------------

  (In thousands except per unit amounts)

                                      1991     1992     1993     1994      1995
                                    --------  -------  -------  -------  ---------
OPERATING DATA:

 Revenues                            $15,167  $18,195  $18,261  $18,125  $ 15,768

 Income before extraordinary           2,883    5,857    4,496    5,557     1,913
   item
 Income before extraordinary
   item allocated:
To General Partners                      173      351      270    1,011       201
To Limited Partners                    2,710    5,506    4,226    4,546     1,712
  Per unit                             23.94    48.64    37.34    40.16     15.12

 Distributions attributable (1):
  To General Partners                    345      348      350      352       365
  To Limited Partners                  5,400    5,445    5,489    5,516     7,635
  Per unit                             47.70    48.10    48.49    48.73     67.45 (2)

 Payment of mortgage
principal (3)                            923      915      826      725       463

  BALANCE SHEET DATA:

 Total assets                        108,247   95,637   93,950    92,366   72,268

 Long-term
   obligations (4)                    59,080   42,463   34,949    31,310   24,505

(1) Includes distributions attributable to the fourth quarter of each fiscal year payable in the following fiscal year less distributions in the first fiscal quarter attributable to the prior year.
(2) 1995 distributions include a special distribution of $20 per Limited Partnership Unit.
(3) Represents scheduled mortgage amortization paid.
(4) Represents mortgage and note payable obligations due after more than one year.

  MANAGEMENT'S DISCUSSION AND ANALYSIS
- --------------------------------------------------------------------------------

       Results of Operations
       ---------------------

            Net income for the year ended December 31, 1995 decreased by $3,526,000 as compared with net income for the year ended December 31, 1994. Income before gains in 1995 reflected a decrease of $3,016,000 when compared to 1994. Of such decrease, $1,980,000 was the result of noncash writedowns of assets to estimated fair value, as described below. The decrease in earnings was also attributable to a decrease in lease revenues and an increase in general and administrative expenses and was partially offset by decreases in interest and property expenses and an increase in other interest income. Of the $2,890,000 decrease in lease revenues, $2,738,000 was due to the disposition of properties leased to Pace Membership Warehouse, Inc. ("Pace") and Liberty Fabrics of New York ("Liberty Fabrics") in 1994 and Industrial General Corporation ("Industrial General") in 1995. In addition, lease revenues also decreased as the result of lower rentals from GATX Logistics, Inc. ("GATX"). In November 1994 a short-term lease with GATX expired at which time GATX and the Partnership replaced the short-term lease with a new five-year lease agreement. The increase in general and administrative expense was due to an increase in partnership level franchise taxes and the Partnership's office costs. There was a substantial increase in franchise taxes; accordingly, the accrual for such taxes has been increased at December 31, 1995. The increase in office expenses was due, in part, to nonrecurring costs in connection with the relocation of the Partnership's offices. The decrease in interest expense was primarily due to the payoff in 1994 of mortgages on the Pace, Liberty Fabrics and Spreckels Industries, Inc. ("Spreckels") properties in 1994 and the satisfaction of the mortgage loan on the Industrial General properties in 1995. The decrease in property expenses was due to costs incurred in 1994 in connection with the Partnership's assessment of its liquidity alternatives which included environmental reviews and property valuations. Other interest income increased due to higher cash balances held by the Partnership earlier in the year prior to the payment of a special distribution to partners of $2,287,000. In 1995, the Partnership wrote down the estimated net realizable value of the Partnership's hotel property in Rapid City. In connection with the sale of the Industrial General properties, the Partnership wrote off the remaining value of a property in Elyria, Ohio which was not included in the property sale and no longer subject to lease.
  In addition, the Partnership wrote off its preferred stock investment in and a note receivable from Rochester Button Company ("Rochester Button"), a lessee which has experienced financial difficulties. The Partnership had previously taken writedowns on the Rochester Button preferred stock and the estimated residual value of the Rochester Button properties in 1993.

            Earnings from the Partnership's hotel operations decreased by $109,000 to $1,527,000 as compared with 1994, a decrease of approximately 7%. The occupancy rate at the Petoskey, Michigan hotel declined to 43% in 1995 from 47% in 1994. As a result of this decrease which was caused by increased competition from a nearby resort area, the Partnership was only able to increase the average room rate at Petoskey by 0.6% in 1995. The occupancy rates at the Alpena, Michigan hotel property remained stable at 55% and the Partnership was able to increase the average room rate by slightly less than 5%. The Rapid City hotel's occupancy rate increased by approximately 2% to 57% with an increase in the average room rate of 2.5%. The overall increase in hotel revenues was entirely offset by an increase of 5.5% in operating costs. The revenues of all three hotels are seasonal in nature with earnings highly dependent on operating results during the summer months.

            The trend of decreases in lease revenues is expected to continue in 1996 as compared with 1995 due to the sale of the Industrial General properties in 1995 as well as the January 1996 sale of a multi-tenant office building in Helena, Montana. In 1995, the Helena property contributed lease revenues of $530,000 including $318,000 from the lease with IBM Corporation. In addition, revenues and earnings from the Rapid City hotel operation are likely to decrease as a result of an expected change in affiliation from Holiday Inn to another national hotel chain in 1996 or 1997. It is expected that the affiliation will be with a chain which has lower room rates than a Holiday Inn. Under the extension agreement with the issuer of the letter of credit which supports the $6,800,000 tax-exempt mortgage bonds collateralized by the Rapid City property, a substantial portion of the cash generated from the Rapid City property will be used to increase certain reserve balances thereby reducing the cash flow available to the Partnership for paying distributions. Although there are several rent increases scheduled on Partnership leases in 1996, 1997 and 1998, such increases will not be sufficient to replace the combined effect of the above-mentioned reductions in lease revenues and the expected decrease in hotel earnings at Rapid City. The Partnership has invested $1,750,000 in the redeemable, preferred limited partnership interest in a start-up operation at two of the former Industrial General properties. Although there is a stated cumulative return , there is no assurance that there will be any distributions from this investment during 1996. Interest expense should continue to decrease due to satisfaction of the Industrial General loan in 1995 and the mortgage loan on the Helena property which was assumed by the purchaser of the property when it was sold in January 1996 as well as regular principal payments on its remaining mortgage loan obligations.

            Net income in 1994 increased to $5,439,000 as compared with net income of $4,496,000 in 1993; however, cash provided from operating activities remained stable. After adjusting 1994 results for the net gain on sales of real estate and extraordinary charges on the extinguishment of the related mortgage debt and 1993 results for the writedown to net realizable value of certain assets and the gain on the release of an escrow fund, income for 1994 would have reflected a decrease of $291,000. Such decrease was due to an increase in property expenses and a decrease in lease revenues and was partially offset by decreases in interest expense and depreciation expense. Lease revenues decreased as a result of an adjustment to the January 1993 rent increase on the lease with Spreckels during 1994, and the termination of the lease with Pace in November 1994 in connection with the sale of the property. The decreases in lease revenues were partially offset by a rental increase in 1994 on the lease with Liberty prior to its termination in December 1994 and new leases for the remaining space at the Helena, Montana office property. A new lease agreement with GATX slightly reduced revenues for the period subsequent to the lease extension agreement. Interest expense decreased as the result of a reduction in the annual interest rate in December 1993 on the Liberty mortgage loan from 12% to 7%, the benefit of the July 1993 refinancing of the loan on the GATX property at a lower rate of interest, the declining interest component on the Partnership's amortizing debt and payoff in November 1994 of the Pace and Spreckels mortgage loans. Depreciation expense decreased primarily as the result of certain assets for which the component life method is used becoming fully depreciated in 1994. Property expense increased as the result of costs incurred in connection with the evaluation of liquidity alternatives. In 1994, net income included a gain due to the sale of the Pace property and a loss on the sale of the Forrest City, Arkansas property formerly leased to IGC, which contributed an aggregate net gain of $1,243,000 to 1994 net income. The extraordinary charge of $118,000 on extinguishment of debt resulted from the payment of premiums to lenders on the liquidation of two mortgage loans and the related writeoff of the deferred financing costs on such loans.

            The Partnership's earnings from hotel operations decreased by $25,000 in 1994 as compared with 1993. Revenues from the Rapid City hotel increased by only .3% as the result of an increase in beverage revenues and a slight increase in the average room rate; however, these increases were partially offset by an increase in operating expenses. The occupancy rate at the Rapid City hotel remained stable. Revenues for the Petoskey Holiday Inn increased by 3% with the occupancy rate for the hotel increasing by 1% to 47%. The Petoskey revenue increase was due to increases in food and beverage revenues. Revenues for the Alpena Holiday Inn were unchanged from the prior year with the occupancy rate remaining at 55% and no change in the average room rate.

            Because of the net and long-term nature of the Partnership's leases, inflation and changing prices have not unfavorably affected the Partnership's revenues and net income. Except for the Penn Virginia Corporation lease, all of the Partnership's net leases have provisions providing for rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI") and may include caps on such CPI increases, sales overrides or scheduled mandatory increases which could increase operating revenues in the future. Future rent increases may be affected by changes in the method of the calculation of the CPI. Although there are indications that there may be legislation which considers changes to the CPI methodology, the Partnership cannot predict the outcome of proposed changes relating to the CPI formula. As the rate of inflation has been moderate in recent years, the Partnership believes that hotel operations may not be significantly impacted by changing prices. Management believes that reasonable increases in costs may be partially or entirely passed through by increases in room rates.

            Financial Condition
            -------------------

            Other than the three hotel properties operated by the Partnership and a property in Elyria, Ohio, all of the Partnership's properties are leased to corporate tenants under net leases which generally require tenants to pay all operating expenses relating to the leased properties. The Partnership depends on relatively stable operating cash flow from its net leases and operating properties to meet operating expenses, service its debt, fund distributions and maintain adequate cash reserves. The Partnership maintains a working capital reserve to fund major outlays such as capital improvements on its properties and balloon debt payments. Such expenditures may also be funded from additional borrowing on the Partnership's real estate portfolio. The Partnership's cash and cash equivalents were $2,301,000 at December 31, 1995.

            As a real estate limited partnership, the Partnership has distributed, since its inception, a substantial portion of its cash flow to its partners. The Partnership's current strategy has been to utilize its cash flow from operations and its cash reserves to fund an increasing rate of distributions and fund necessary improvements at several of its properties. During 1995, cash provided from operations of $4,688,000 was not fully sufficient to fund quarterly distributions to partners of $5,768,000 and pay scheduled principal payments on the Partnership's mortgage debt. The Partnership also paid a special distribution of $2,287,000 ($20 per Limited Partnership Unit), such distribution was paid from the proceeds of sales executed in 1994. Management gives consideration to its projections of cash flows as well as the Partnership's current cash balances in determining the distributions paid to limited partners. Accordingly, distributions paid may exceed net income per Limited Partnership. This is because net income is impacted by noncash charges such as depreciation, amortization and writedowns to net realizable value. During the five-year period ended December 31, 1995, distributions have exceeded net income on a per Unit basis by $23.66, $11.06, $9.50 and $52.78 in 1991, 1993, 1994 and 1995, respectively.

            The Partnership's investing activities in 1995 included the receipt of $3,387,000 from the sale of the Industrial General properties. Such proceeds were used to purchase limited partner interests for $1,750,175 in G.I. Plastek L.P. ("Plastek"), a start-up operation at two of the Industrial General properties, with the remaining sales proceeds used to pay off the mortgage loan on the Industrial General properties. For its investment, the Partnership will be entitled to a cumulative, nonparticipating return of 10% ($175,000 per annum) and 17.5% of all cash distributions paid in excess of the preferred, nonparticipating distributions. Cash returns on this investment are conditioned upon the ability of Plastek to generate sufficient cash flow to pay distributions to its partners. There can be no assurance that this investment will currently generate such cash return. In 1995, the Partnership funded $1,079,000 of capital improvements including approximately $675,000 for the hotel properties, primarily at Alpena and Petoskey, and $430,000 of improvements at the Helena, Montana property including replacement of heating, ventilation and air conditioning systems. A significant portion of the improvements at the Helena property were subsidized by the local utility company.

            The Partnership is committed to meeting the requirements of the Holiday Inn core modernization plan to upgrade the physical plant of the Alpena and Petoskey hotels in order to retain the Holiday Inn franchise for these properties. The Partnership's share of costs necessary to meet the requirements under the modernization plan, as approved by Holiday Inn, are approximately $754,000. The Partnership concluded in 1994 that the return on investment from the estimated $1,925,000 costs of upgrading the Rapid City hotel, necessary to comply with the Holiday Inn plan, would not justify compliance with the plan. The Partnership is seeking an affiliation with another hotel chain, which the Partnership estimates will require it to fund $500,000 of capital improvements in order to obtain such affiliation. As a result of extending the letter of credit supporting the $6,800,000 tax-exempt bonds used to purchase the Rapid City hotel in 1985 ("Rapid City bonds"), the Partnership has agreed to use its best efforts to sell the hotel prior to the expiration of the letter of credit in November 1997. The Partnership is obligated under the extension agreement to deposit 50% of the cash flow from the hotel operation in existing escrow accounts. A portion or all of such balances will be available to the issuer of the letter of credit if sales proceeds are not sufficient to fully redeem the tax-exempt bonds on the property. Although the Partnership is committed to attempt to sell the property prior to the expiration of the extension period, there can be no assurance that a sale will be executed. At December 31, 1995, deposits in escrow accounts for the Rapid City property amounted to $2,295,000.

            The Partnership's financing activities over the past several years have primarily consisted of paying quarterly distributions to partners and meeting scheduled principal payments installments on its mortgage debt. In connection with the sale of the Liberty Fabrics, Pace and Industrial General properties, the Partnership paid off the mortgage loans on those properties. In 1994, the Partnership also paid off the mortgage loan on the Spreckels property and, in 1995, made a partial prepayment of $144,000 on the 13.48% note payable to an affiliate.

            The Partnership's $4,755,000 mortgage loan on properties leased to Arley Merchandise Corporation has matured. Although the Partnership and the lender have had discussions regarding extending the maturity of the loan, no agreement has been reached and the amounts are due on demand by the lender. No demand has yet been made for full payment. There are balloon payments of $7,491,000 on the mortgage loans collateralized by the Exide Electronics Corporation and Gould, Inc. properties due in 1996 and

  $1,071,000 and $2,905,000 of balloon payments on mortgage loans collateralized by the Stoody Deloro Stellite, Inc. and GATX properties in 1997 and 1998, respectively. Although the Partnership will attempt to be pay these balloon payments by seeking refinancing, there can be no assurance that the Partnership will obtain such new financing. As all of these loans are limited recourse obligations, the Partnership is responsible for each balloon payment only to the extent of its interest in the encumbered properties because the holder of each such obligation has recourse only to the property collateralizing such debt. In the event that the Partnership is unable to refinance the debt, it could attempt to restructure the debt with the existing lenders or sell properties and use the sales proceeds to retire mortgage debt. In the event that the Partnership does not sell the Rapid City property prior to the end of the extension term, the bondholders would have recourse solely to the issuer of the letter of credit who, in turn, would have recourse solely to the property and the specially designated escrow accounts. Starting in 1996, the Partnership's tax-exempt mortgage financing on the Alpena and Petoskey properties will start to require principal payments. The bonds on Alpena and Petoskey properties are collateralized by the hotels as well as mortgages and or lease assignments on eight of the Partnership's properties, leased to five lessees.

            DeVlieg Bullard, Inc. and Penberthy Products, Inc. have purchase options on their leased properties in 1996. In the event that the options are exercised, the Partnership would realize at least $6,150,000, based on an exercise price of the greater of fair market value or $6,150,000. If the options are exercised, future operating cash flow would decrease by $1,013,000. Neither lessee has yet indicated whether it intends to exercise its option. In the event that the options are not exercised, the leases will remain in full force.

            Cash flow from operations will be adversely affected by an expected decrease in earnings from hotel operations, the requirement to fund reserve accounts, and the uncertainty of any current cash return on the Plastek investment. Accordingly, this will reduce the funds available for distributions. Management is currently evaluating offers for the sale of certain properties. In the event of such sales, a substantial portion of the proceeds will probably be used to pay off maturing debt. While the proposed sales would benefit the financial condition of the Partnership, future cash flow from operations would decrease. Accordingly, it is expected that the rate of distributions will be reduced to a level where cash flow from operations would be sufficient to fund on-going distributions, scheduled principal payment installments and an increase in cash reserves.

            In 1994, the Partnership voluntarily conducted Phase II reviews of certain of its properties based on the results of the Phase I environmental reviews conducted in 1993. The Partnership believes, based on the results of such reviews, that its leased properties are in substantial compliance with Federal and state environmental statutes and regulations. Portions of certain properties have been documented as having a limited degree of contamination, principally in connection with either leakage from underground storage tanks or surface spills from facility activities. For those conditions which were identified, the Partnership advised its tenants of such findings and of their obligations, if any, to perform any required remediation.

            All of the Partnership's properties are subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. Except for the three hotel properties and a property in Elyria, Ohio, all of the properties are currently net leased to corporate tenants. The Partnership normally structures its leases to require tenants to comply with all laws. In addition, substantially all of the Partnership's net leases include indemnification provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. If the Partnership undertakes to clean up or remediate any of its leased properties, the General Partners believe that in most cases the Partnership will be entitled to full reimbursement from tenants for such costs. Further, in the event that the Partnership either is responsible or becomes responsible for such costs because of a tenant's failure to fulfill its obligations the General Partners believe that the ultimate resolution of the aforementioned environmental matters will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

            Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("SFAS 121"). Pursuant to SFAS 121, the Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value. The adoption of SFAS 121 did not have a material effect of the Partnership's financial condition or results of operations.

                       REPORT of INDEPENDENT ACCOUNTANTS



  To the Partners of
   Corporate Property Associates 5:



            We have audited the accompanying balance sheets of Corporate Property Associates 5 (a California limited partnership) as of December 31, 1994 and 1995, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the financial statement schedule included on pages 22 to 25 of this Annual Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Property Associates 5 (a California limited partnership) as of December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.



                                                            /s/Coopers & Lybrand
  L.L.P.
  New York, New York
  March 22, 1996

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                                 BALANCE SHEETS

                           December 31, 1994 and 1995

                                                                 1994          1995
                                                             ------------  -------------
 ASSETS:
Real estate leased to others:
 Accounted for under the
  operating method:
   Land                                                      $ 5,022,767    $ 4,722,767
   Buildings                                                  40,519,068     34,271,786
                                                             -----------    -----------
                                                              45,541,835     38,994,553
   Accumulated depreciation                                   13,182,621     12,371,727
                                                             -----------    -----------
                                                              32,359,214     26,622,826
 Net investment in direct financing leases                    25,925,844     19,352,938
                                                             -----------    -----------
Real estate leased to others                                  58,285,058     45,975,764
Operating real estate, net of accumulated depreciation
 of $7,393,500 in 1994 and $4,265,218 in 1995                 14,374,649      7,735,809
Real estate held for sale                                      7,006,938     10,388,398
Cash and cash equivalents                                      7,926,845      2,300,682
Funds in escrow                                                2,665,179      2,977,622
Accrued interest and rents receivable, net of reserve for
uncollected rent of $165,164 in 1995                             267,515          9,634
Investment in limited partnership                                             1,750,175
Other assets, net of accumulated amortization
 of $96,990 in 1994 and $130,589 in 1995                       1,839,711      1,130,318
                                                             -----------    -----------
    Total assets                                             $92,365,895    $72,268,402
                                                             ===========    ===========

 LIABILITIES:
Mortgage notes payable                                       $39,449,033    $36,065,145
Note payable to affiliate                                      1,295,000      1,151,000
Accrued interest payable                                         184,349        170,877
Accounts payable and accrued expenses                            617,812        572,267
Accounts payable to affiliates                                   113,928        144,553
Prepaid rental income                                            119,601          3,051
Deferred gains, net of accumulated amortization of
 $174,110 in 1994 and $245,788 in 1995                         1,438,271      1,366,593
Deferred sales proceeds                                        9,359,000
Other liabilities                                              1,900,554      1,048,853
                                                             -----------    -----------
Total liabilities                                             54,477,548     40,522,339
                                                             -----------    -----------
Commitments and contingencies

 PARTNERS' CAPITAL:
General Partners                                                 (94,987)      (262,961)
Limited Partners (113,200 Limited Partnership
 Units issued and outstanding)                                37,983,334     32,009,024
                                                             -----------    -----------
Total partners' capital                                       37,888,347     31,746,063
                                                             -----------    -----------
Total liabilities and
partners' capital                                            $92,365,895    $72,268,402
                                                             ===========    ===========

  The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                              STATEMENTS of INCOME

              For the years ended December 31, 1993, 1994 and 1995


                                                      1993          1994         1995
                                                   -----------  ------------  -----------
  Revenues:
   Rental income                                   $ 5,772,677  $ 5,606,618   $ 4,642,686
   Interest income from direct financing leases      5,863,542    5,805,643     3,879,125
   Other interest income                                90,231      117,325       307,951
   Revenue of hotel operations                       6,534,164    6,595,570     6,768,268
   Other income                                                                   170,107
                                                    ----------  -----------   -----------
                                                    18,260,614   18,125,156    15,768,137
                                                   -----------  -----------   -----------
  Expenses:
   Interest                                          4,941,889    4,518,529     3,495,872
   Depreciation                                      2,295,887    2,181,422     2,065,781
   General and administrative                          563,278      571,189       841,920
   Property expenses                                   923,713    1,516,194       810,581
   Amortization                                         57,904       63,932        33,599
   Writedown to net realizable value                   323,611                  1,980,550
   Operating expense of hotel operations             4,873,098    4,959,699     5,241,370
                                                   -----------  -----------   -----------
                                                    13,979,380   13,810,965    14,469,673
                                                   -----------  -----------   -----------

     Income before gains and
       extraordinary item                            4,281,234    4,314,191     1,298,464

   Gain on release of escrow funds                     214,978
   Net gains on sale of real estate                               1,242,614       614,234
                                                   -----------  -----------   -----------

     Income before extraordinary charge              4,496,212    5,556,805     1,912,698

   Extraordinary charge on extinguishment
     of debt                                                        117,619
                                                   -----------  -----------   -----------

     Net income                                    $ 4,496,212  $ 5,439,186   $ 1,912,698
                                                   ===========  ===========   ===========

  Net income allocated to:
   Individual General Partner                      $    44,962  $   171,409   $    52,520
                                                   ===========  ===========   ===========

   Corporate General Partner                       $   224,811  $   832,262   $   148,208
                                                   ===========  ===========   ===========

   Limited Partners                                $ 4,226,439  $ 4,435,515   $ 1,711,970
                                                   ===========  ===========   ===========

  Net income per Limited
   Partnership Unit
   (113,200 Units outstanding)
     Income before extraordinary charge                 $37.34       $40.16        $15.12
     Extraordinary charge                                              (.98)
                                                   -----------  -----------   -----------
                                                        $37.34       $39.18        $15.12
                                                   ===========  ===========   ===========


  The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                        STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1993, 1994 and 1995

                                     Partners' Capital Accounts
                                  -----------------------------------
                                                                              Limited
                                                                             Partners'
                                                General        Limited       Amount Per
                                   Total        Partners       Partners       Unit  (a)
                                   -----        --------       --------     -------------
  Balance, December 31, 1992    $39,643,859    $ (666,977)    $40,310,836       $356

  Distributions                  (5,828,596)     (349,716)     (5,478,880)       (48)

  Net income, 1993                4,496,212       269,773       4,226,439         37
                                -----------    ----------     -----------       ----

  Balance, December 31, 1993     38,311,475      (746,920)     39,058,395        345

  Distributions                  (5,862,314)     (351,738)     (5,510,576)       (49)

  Net income, 1994                5,439,186     1,003,671       4,435,515         39
                                -----------    ----------     -----------       ----

  Balance, December 31, 1994     37,888,347       (94,987)     37,983,334        335

  Distributions                  (8,054,982)     (368,702)     (7,686,280)       (68)

  Net income, 1995                1,912,698       200,728       1,711,970         15
                                -----------    ----------     -----------       ----

  Balance, December 31, 1995    $31,746,063    $ (262,961)    $32,009,024       $282
                                ===========    ==========     ===========       ====

  (a)     Based on 113,200 Units issued and outstanding during all periods.


  The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)
                            STATEMENTS of CASH FLOWS

              For the years ended December 31, 1993, 1994 and 1995

                                                           1993          1994           1995
                                                       ------------  -------------  -------------
Cash flows from operating activities:
  Net income                                           $ 4,496,212   $  5,439,186   $  1,912,698
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                       2,353,791      2,245,354      2,099,380
     Amortization of deferred gains                        (72,064)       (71,609)       (71,678)
     Cash receipts on operating and financing
      leases greater than income recognized                203,629          8,388         13,162
     Writedown to net realizable value                     323,611                     1,980,550
     Gain on release of escrow funds                      (214,977)
     Extraordinary charge on extinguishment of debt                       117,619
     Net gain on sale of real estate                                   (1,242,614)      (614,234)

     Net change in operating assets and liabilities       (849,161)      (203,491)      (631,808)
                                                       -----------   ------------   ------------
       Net cash provided by operating
        activities                                       6,241,041      6,292,833      4,688,070
                                                       -----------   ------------   ------------

Cash flows from investing activities:
 Issuance of note receivable                                             (188,910)
 Additional capitalized costs                             (622,637)      (407,538)    (1,078,951)
 Proceeds on sale and transfer of real estate                          17,009,000      3,387,362
 Purchase of limited partnership interests                                            (1,750,175)
                                                       -----------   ------------   ------------
   Net cash (used in) provided by investing
    activities                                            (622,637)    16,412,552        558,236
                                                       -----------   ------------   ------------

Cash flows from financing activities:
 Distributions to partners                              (5,828,596)    (5,862,314)    (8,054,982)
 Prepayments of mortgage payable                        (2,964,228)   (10,413,985)    (2,200,000)
 Proceeds from new mortgages                             3,500,000
 Payments on mortgage principal                           (825,740)      (725,239)      (463,487)
 Partial prepayment of note payable to affiliate                                        (144,000)
 Deferred financing costs                                 (162,977)        (1,247)       (10,000)
 Funds released from escrow accounts                       214,977
 Payment made on extinguishment of debt                                   (70,000)
                                                       -----------   ------------   ------------
   Net cash used in
    financing activities                                (6,066,564)   (17,072,785)   (10,872,469)
                                                       -----------   ------------   ------------

   Net (decrease) increase in cash and
    cash equivalents                                      (448,160)     5,632,600     (5,626,163)

Cash and cash equivalents, beginning of year             2,742,405      2,294,245      7,926,845
                                                       -----------   ------------   ------------

   Cash and cash equivalents, end of year              $ 2,294,245   $  7,926,845   $  2,300,682
                                                       ===========   ============   ============


  Supplemental Schedule of noncash investing and financing activity:

    In connection with the sale of a property in 1995, the purchaser assumed a mortgage loan principal obligation of $720,401 and accrued interest thereon of $5,780.


  The accompanying notes are an integral part of the financial statements.

CORPORATE PROPERTY ASSOCIATES 5
(a California limited partnership)

  NOTES to FINANCIAL STATEMENTS


  1.  Summary of Significant Accounting Policies:
      ------------------------------------------


       Use of Estimates:
       ----------------

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Real Estate Leased to Others:
       ----------------------------

        Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements.

        The Partnership diversifies its real estate investments among various corporate tenants engaged in different industries and by property type throughout the United States.

        The leases are accounted for under either the direct financing or operating methods. Such methods are described below:

              Direct financing method - Leases accounted for under the direct
              -----------------------
              financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

              Operating method - Under this method, real estate is recorded at
              ----------------
              cost, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. When scheduled rents vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent.

        Substantially all of the Partnership's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index or sales overrides.


       Operating Real Estate:
       ---------------------

        Land, buildings and personal property are carried at cost. Major renewals and improvements are capitalized to the property accounts, while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently.

        Long-Lived Assets:
        -----------------

        Effective January 1, 1995, the Partnership adopted the provisions of Statement of Financial Accounting Standards No. 121 -Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("SFAS 121"). Pursuant to SFAS 121, the Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value. The adoption of SFAS 121 did not have a material effect of the Partnership's financial condition or results of operations.

       Real Estate Held for Sale:
       -------------------------

        Real estate held for sale is accounted for at the lower of cost or fair value less cost of sale.

                                  Continued

                        CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)

                   NOTES to FINANCIAL STATEMENTS, Continued


       Depreciation:
       ------------

        Depreciation is being computed using the straight-line method over the estimated useful lives of components of the particular properties, which range from 5 to 30 years.

       Cash Equivalents:
       ----------------

        Corporate Property Associates 5 (the "Partnership") considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 1994 and 1995 were held in the custody of three financial institutions.

       Investment in Limited Partnership
       ---------------------------------

        The Partnership's 17.5% investment in an unaffiliated limited partnership is accounted for under the cost method, i.e., income is recorded based on distributions received from the net accumulated earnings of the limited investee.

       Other Assets and Liabilities:
       ----------------------------

        Included in other assets are costs incurred in connection with mortgage note financings and refinancings which are amortized on a straight-line basis over the terms of the mortgages. Included in other liabilities is deferred rental income which is the aggregate difference for operating method leases between scheduled rents which vary during the lease term and rent recognized on a straight-line basis.


       Deferred Gains:
       --------------

        Deferred gains consist of assets acquired in excess of liabilities assumed in connection with acquiring the operations of a hotel property in Rapid City, South Dakota and certain funds received in connection with the two loan refinancings. The deferred gains are being amortized on a straight-line basis over 20 and 24 years, respectively.

       Income Taxes:
       ------------

        A partnership is not liable for income taxes as each partner recognizes his proportionate share of the partnership income or loss in his tax return. Accordingly, no provision for income taxes is recognized for financial statement purposes.

  2.      Partnership Agreement:
          ---------------------

        The Partnership was organized on April 12, 1983 under the Uniform
          Limited Partnership Act of the State of California for the purpose of engaging in the business of investing in and leasing industrial and commercial real estate. The Corporate General Partner purchased 200 Limited Partnership Units in connection with the Partnership's public offering. All the Units were sold prior to December 21, 1983, at which time the offering terminated. The Partnership will terminate on December 31, 2005, or sooner, in accordance with the terms of the Amended Agreement of Limited Partnership (the "Agreement").

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)

                   NOTES to FINANCIAL STATEMENTS, Continued


        The Agreement provides that the General Partners are allocated 6% (1% to the Individual General Partner, William P. Carey, and 5% to the Corporate General Partner, Carey Corporate Property, Inc.) and the Limited Partners are allocated 94% of the profits and losses as well as distributions of Distributable Cash From Operations, as defined. The General Partners may be entitled to receive incentive fees during the liquidation stage of the Partnership. A division of W. P. Carey, & Co., Inc. ("W.P. Carey"), an affiliate, is engaged in the real estate brokerage business. The Partnership may sell properties through the division and pay subordinated real estate commissions as provided in the Agreement. The division could ultimately earn a real estate commission of up to approximately $782,000 due to the disposition of certain properties between 1987 and 1995, which amount will be retained by the Partnership unless the subordination provisions of the Agreement are satisfied.

        In accordance with the Agreement, the General Partners were allocated a portion of the 1994 and 1995 gains on sale of property as well as the related tax gain in order to reduce their negative balances. The Partnership paid a special distribution of proceeds from a property sale (see Note 7) which distribution was allocated 1% to the Individual General Partner and 99% to the Limited Partners in accordance with the Agreement.

  3.      Transactions with Related Parties:
          ---------------------------------

        The Partnership holds a 65% interest as tenants-in-common in hotel properties in Alpena and Petoskey, Michigan with Corporate Property Associates 6 ("CPA(R):6"), an affiliate which owns the remaining 35% interest. The Partnership accounts for its interest in the Alpena and Petoskey properties on a proportional basis.

        Under the Agreement, W.P. Carey and other affiliates are also entitled to receive a property management fee and reimbursement of certain expenses incurred in connection with the Partnership's operations. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary to the operation of the Partnership.

          Property management fee and general and administrative expense reimbursements are summarized as follows:

                                            1993      1994      1995
                                          --------  --------  --------
            Property management fee       $155,872  $156,947  $116,825
            General and administrative
              expense reimbursements       129,536   178,840   117,584
                                          --------  --------  --------
                                          $285,408  $335,787  $234,409
                                          ========  ========  ========


        During 1993, 1994 and 1995, fees aggregating $214,331, $339,112 and
          $180,242 respectively, were incurred for legal services performed by a firm in which the Secretary of the Corporate General Partner and other affiliates is a partner.

        The mortgage loans on the Alpena and Petoskey properties consist of tax-exempt bond obligations of $7,500,000 for each property of which the Partnership's share of each is $4,875,000. The bonds are also collateralized by mortgage and/or lease assignments on eight other Partnership properties. In the event of default, the bondholders have recourse to the Partnership's collateral to the full extent of the outstanding balance of the bonds including the portion of the obligation applicable to CPA(R)6. In connection with restructuring the bond obligation in 1992, the Partnership received cash and other consideration from CPA(R)6.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)

                   NOTES to FINANCIAL STATEMENTS, Continued


        The Partnership is a participant in an agreement with W.P. Carey and other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Net expenses incurred in 1993, 1994 and 1995 were $67,282, $76,426 and $182,843, respectively. The increase in 1995 expenses was due, in part, to certain nonrecurring items related to the relocation of the Partnership's offices.

  4.      Real Estate Leased to Others Accounted for Under the Operating Method
          ---------------------------------------------------------------------
          and Operating Real Estate:
          -------------------------

     A.   Real Estate Leased to Others:
          ----------------------------

        The scheduled minimum future rentals, exclusive of renewals, under noncancellable operating leases amount to approximately $4,420,000 in 1996, $4,380,000 in 1997, $4,314,000 in 1998, $3,879,000 in 1999,
          $1,130,000 in 2000 and aggregate approximately $22,271,000 through 2010.

        Contingent rentals were approximately $84,000, $106,000 and $5,000 in 1993, 1994 and 1995, respectively.

     B.   Operating Real Estate:
          ---------------------

        Operating real estate, at cost, is summarized as follows:

                                              December 31,
                                        ------------------------
                                           1994         1995
                                        -----------  -----------
              Land                      $ 1,422,050  $   479,050
              Buildings                  17,827,250    9,603,750
              Personal property           2,518,849    1,918,227
                                        -----------  -----------
                                         21,768,149   12,001,027
      Less: Accumulated depreciation      7,393,500    4,265,218
                                        -----------  -----------
                                        $14,374,649  $ 7,735,809
                                        ===========  ===========

        In 1995, the assets of a property were reclassified as real estate held for sale (see Note 13).

  5.      Net Investment in Direct Financing Leases:
          -----------------------------------------

        Net investment in direct financing leases is summarized as follows:

                                      December 31,
                             ----------------------------
                                  1994            1995
                             ------------     ------------
Minimum lease payments
 receivable                  $48,603,210      $34,887,327
Unguaranteed residual
 value                        24,019,552       17,495,677
                              -----------      -----------
                              72,622,762       52,383,004
      Less: Unearned income   46,696,918       33,030,066
                              -----------      -----------
                             $25,925,844      $19,352,938
                              ===========      ===========

        The scheduled minimum future rentals, exclusive of renewals, under noncancellable financing leases amount to approximately $2,656,000 in 1996, $2,654,000 in each of the years from 1997 to 2000 and aggregate approximately $34,887,000 through 2012.

        Contingent rentals were approximately $1,078,000, $995,000 and $758,000 in 1993, 1994 and 1995, respectively.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)

                   NOTES to FINANCIAL STATEMENTS, Continued


  6.  Mortgage Notes Payable and Note Payable to Affiliate:
      ----------------------------------------------------

      A.  Mortgage Notes Payable
          -----------------------

        The Partnership's mortgage notes payable are limited recourse obligations and are collateralized by lease assignments and by real property with a carrying amount of approximately $64,560,000, before accumulated depreciation. As of December 31, 1995, mortgage notes payable bear interest at rates varying from 4.95% to 11.875% per annum and mature from 1996 to 2015.

       Scheduled principal payments during each of the next five years following
          December 31, 1995 and thereafter, including a mortgage loan subject to acceleration, are as follows:

     Year Ending December 31,
     ------------------------
       1996                       $12,710,708
       1997                         8,268,550
       1998                         3,273,321
       1999                           299,160
       2000                           321,021
       Thereafter                  11,192,385
                                  -----------
         Total                    $36,065,145
                                  ===========

      B.  Note Payable to Affiliate:
          -------------------------

        A note payable to CPA(R):6 of $1,151,000 provides for payments of interest only at a rate of 13.48% per annum through August 1, 1999, at which time the interest rate will reset to the Applicable Federal Rate (as defined in the Internal Revenue Code of 1986). The note, which is a recourse obligation of the Partnership, matures on May 1, 2012, at which time a balloon payment for any unpaid principal is due. The note may be prepaid in part or whole at any time.

        Interest paid was $5,031,606, $4,642,849 and $3,554,413 in 1993, 1994 and 1995, respectively.

   7.    Distributions to Partners:
         --------------------------

        Distributions declared and paid to partners are summarized as follows:

                                                                              Limited
Year Ending                   Distributions Paid to  Distributions Paid to  Partners' Per
December 31,                    General Partners       Limited Partners      Unit Amount
- ------------------------      ---------------------  ---------------------  -------------
  1993                              $349,716             $5,478,880         $48.40
                                    ========             ==========         ======
  1994                              $351,738             $5,510,576         $48.68
                                    ========             ==========         ======
  1995:
Quarterly distributions             $345,833             $5,422,280         $47.90
Special distribution                  22,869              2,264,000          20.00
                                    --------             ----------         ------
     Total 1995                     $368,702             $7,686,280         $67.90
                                    ========             ==========         ======

        Distributions of $84,900 to the General Partners and $1,330,100 to the
                   Limited Partners for the quarter ended December 31, 1995 were declared and paid in January 1996.

  8.      Income for Federal Tax Purposes:
          -------------------------------

        Income for financial statement purposes differs from income for Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)

                   NOTES to FINANCIAL STATEMENTS, Continued


                                                1993          1994          1995
                                            ------------  ------------  ------------
     Net income per Statements of Income    $ 4,496,212   $ 5,439,186   $ 1,912,698
     Excess tax depreciation                 (3,032,191)   (2,979,063)   (2,399,357)
     Writedowns of assets                       323,611                   1,980,550
     Difference in gains or losses on
       dispositions of property                             8,776,856      (157,203)
     Other                                      251,656      (351,394)      284,878
                                            -----------   -----------   -----------
       Income reported for Federal
         income tax purposes                $ 2,039,288   $10,885,585   $ 1,621,566
                                            ===========   ===========   ===========

  9.  Industry Segment Information:
      ----------------------------

        The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operations of three hotel properties.

        In 1993, 1994 and 1995, the Partnership earned its total leasing revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                        1993       %       1994       %       1995      %
                                     -----------  ----  -----------  ----  ----------  ----
   GATX Logistics, Inc.              $   181,475    2%  $ 1,834,350   16%  $1,398,600   16%
   Gould, Inc.                         1,125,000   10     1,125,000   10    1,132,500   13
   Spreckels Industries, Inc.          1,161,170   10       880,264    8    1,020,717   12
   DeVlieg Bullard, Inc.                 830,984    7       830,984    7      830,984   10
   Industrial General Corporation      1,385,643   12     1,385,643   12      637,321    8
   Arley Merchandise
     Corporation                         600,000    5       600,000    5      600,000    7
   Penn Virginia Corporation             498,750    4       498,750    5      498,750    6
   Exide Electronics
     Corporation                         485,726    4       485,726    4      528,926    6
   Stoody Deloro Stellite, Inc.          369,669    3       380,325    3      404,719    5
   IBM Corporation                       318,097    3       318,097    3      318,097    4
   Harcourt General Corporation          233,750    2       233,750    2      233,750    3
   Other                                 104,907    1       146,342    1      212,383    2
   Rochester Button Company              179,515    1       204,743    2      199,968    2
   Winn Dixie Stores, Inc.               191,534    2       191,534    2      191,534    2
   Penberthy Products, Inc.              182,529    2       182,529    2      182,529    2
   FMP/Rauma Company                     124,430    1       124,430    1      131,033    2
   Pace Membership Warehouse,
     Inc.                                722,061    6       601,718    5
   Liberty Fabrics of New York         1,200,954   10     1,388,076   12
   General Motors Corporation          1,740,025   15
                                     -----------  ---   -----------  ---   ----------  ---
                                     $11,636,219  100%  $11,412,261  100%  $8,521,811  100%
                                     ===========  ===   ===========  ===   ==========  ===

                        CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)

                   NOTES to FINANCIAL STATEMENTS, Continued



        The Partnership's share of the operating results for the three hotel properties are as follows:


                                         1993          1994          1995
                                     ------------  ------------  ------------
       Revenues                      $ 6,534,164   $ 6,595,570   $ 6,768,268
       Management fees                  (148,220)     (131,911)     (143,498)
       Other operating expenses       (4,724,878)   (4,827,788)   (5,097,872)
                                     -----------   -----------   -----------
       Partnership share of hotel
         operating income            $ 1,661,066   $ 1,635,871   $ 1,526,898
                                     ===========   ===========   ===========


  10.     Rochester Button Company:
          ------------------------

        In June 1992, the Partnership and Rochester Button Company ("RBC") entered into restructuring and lease modification agreements for properties leased by RBC in South Boston and Kenbridge, Virginia. Under the restructuring agreement, the Partnership agreed to exchange a $300,000 subordinated promissory note made by RBC and approximately $66,000 of deferred interest thereon for 300 shares of preferred stock ($1,000 par value, 5%). Under the lease modification, annual rentals under the lease were increased from $200,000 to $249,000 and the Partnership agreed to forego collection of $275,000 of deferred rents for the period from the inception of the lease through June 30, 1992.

        Based on the Partnership's participation in the support of RBC operations subsequent to the restructuring and lease modification agreements and RBC's financial condition, Management reevaluated the fair value of its aforementioned preferred stock investment and the estimated residual value of the RBC properties. Accordingly, the Partnership charged $266,000 as a writedown to the estimated net realizable value of the preferred stock investment and approximately $58,000 as a writedown of the estimated residual value of the RBC properties at December 31, 1993.

        In January 1994, the Partnership agreed to lend $250,000 to RBC at an annual interest rate of 9% evidenced by a subordinated promissory note. The note requires monthly interest only payments with monthly payments of principal commencing on November 30,1995 and continuing through October 31, 1998.

        In 1995, the Partnership incurred a charge of $288,910 in writing off the note receivable and preferred stock as a result of RBC experiencing financial difficulties and its inability to pay dividends and debt service installments in a timely manner. In addition, the Partnership has incurred a charge on uncollected rents of $165,164 at December 31, 1995.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)

                   NOTES to FINANCIAL STATEMENTS, Continued


  11.     Funds in Escrow:
          ---------------

        Funds in escrow at December 31, 1994 and 1995, consist of reserves and escrow funds for the hotel properties and related mortgage debt.

                                                       December 31,
                                                  ----------------------
                                                     1994        1995
                                                  ----------  ----------
              Security reserve on Rapid City
                property                          $1,650,000  $1,895,000
              Debt service escrow account on
                Alpena and Petoskey properties       412,100     412,100
              Hotel furniture, fixture
               and equipment reserves                203,079     270,522
              Special escrow accounts
               on Rapid City hotel property          400,000     400,000
                                                  ----------  ----------
                                                  $2,665,179  $2,977,622
                                                  ==========  ==========

  12. Gains and Losses on the Sale of Real Estate:
      -------------------------------------------

      A.  Pace Membership Warehouse, Inc.:
          -------------------------------

        On November 10, 1994, Pace Membership Warehouse, Inc. ("Pace"), a former subsidiary of Kmart corporation ("Kmart"), purchased a property in Tampa, Florida owned by the Partnership and a property owned by Corporate Property Associates 10 Incorporated ("CPA(R) 10"), an affiliate, in Des Moines, Iowa for an aggregate purchase price of $14,150,000. In connection with Kmart's sale of Pace's business operations in 1994, the acquirer did not assume the operations at the Pace properties. Based on the provisions in the Pace leases, the Partnership and CPA(R):10 were able to negotiate the sale of the properties. Pursuant to a fairness opinion performed by an independent investment banking firm, $7,000,000 of the purchase price was allocated to the Partnership. A portion of the Partnership's proceeds from the sale were used to satisfy the remaining $3,290,437 mortgage balance on the Tampa property. In connection with the sale, the Partnership recognized a gain of $2,129,868. As a result of the prepayment of the loan, the Partnership incurred a $70,000 prepayment premium and wrote off the remaining $31,977 of unamortized financing costs on the loan, resulting in an extraordinary charge on the extinguishment of debt of $101,977.

      B.  Industrial General Corp.:
          ------------------------

        In August 1985, the Partnership purchased from and net leased to Industrial General Corporation ("IGC") and certain of its wholly-owned subsidiaries, seven properties located in Elyria and Bellville, Ohio, Forrest City and Bald Knob, Arkansas, Carthage, New York and Newburyport, Massachusetts for $9,100,000. Subsequent to the purchase, the Partnership agreed to exchange the Saginaw property for an expansion of the Newburyport facility, severed the Carthage property from the lease and entered into a lease with FMP/Rauma Company ("FMP") and sold the Forrest City property.

        On December 30, 1994, the Partnership sold the Forrest City property for $650,000 and recognized a loss of $887,000.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)

                   NOTES to FINANCIAL STATEMENTS, Continued



        On July 28, 1995, IGC filed a voluntary petition of bankruptcy under
          Chapter 11 of the United States Bankruptcy Code. In connection with an asset acquisition of the plastics division of IGC, on September 14, 1995, the Partnership entered into a series of transactions which resulted in the termination of the IGC lease, the sale of the Bald Knob, Bellville and Newburyport properties and the full satisfaction of the mortgage loan obligation collateralized by all of the IGC properties and the FMP property which had been scheduled to mature on September 1, 1995. In connection with the sale of the Bald Knob property to IGC, the Partnership received cash of $987,362 and IGC, with the consent of the mortgage lender, assumed a mortgage obligation of $720,401 and accrued interest of $5,780. Additionally, the Partnership is scheduled to receive an additional $200,000 from IGC over an eight-month period. The Bellville and Newburyport properties were sold for $2,400,000 in cash to G.I. Plastek Industrial Properties Limited Partnership ("Plastek Properties"), an affiliate of G.I. Plastek Limited Partnership ("Plastek") which acquired the assets of
          the IGC plastics division.   The Partnership used $2,200,000 of the
          proceeds to pay off the remaining balance on the matured mortgage loan obligation on the IGC and FMP properties. In connection with the sale of the three properties, the Partnership realized a loss of $1,719,828.

        The Partnership also purchased limited partnership interests in Plastek.
          The Partnership made capital contributions of $175 and $1,750,000 for Class A and Class B limited partnership interests, respectively. The Class A interest provides for a 17.5% participation in the profits and losses of Plastek after payment of preferred returns to Class B interests. Class B interests are entitled to a cumulative preferred return of 10% on their contributions; however, it does not participate in nor receive other allocations of any gains or losses of Plastek. The Class B interest is redeemable on September 8, 2000.

        The Partnership retains ownership of the Elyria property, which is vacant and not subject to lease. Although the Partnership is attempting to sell the property, it has initiated a plan to mothball the property. Plastek has agreed to contribute up to $100,000 toward mothballing the Elyria property and has committed to pay real estate taxes and insurance for up to three years. Based on the appraised value of the property and the costs that would need to be incurred to prepare the property for sale or lease, the Partnership has written off the value of the property and recognized a charge of $691,640.

      C.  Liberty Fabrics of New York:
          ---------------------------

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

        On October 18, 1994, Liberty filed suit to compel the Partnership to transfer title of the properties to Liberty for $9,359,000, the fair market value which had been determined pursuant to the purchase option appraisal process. Because the Partnership believed fair market value of the properties exceeded $9,359,000, Management challenged the Liberty suit to seek a higher purchase price.

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)

                   NOTES to FINANCIAL STATEMENTS, Continued



        On December 29, 1994, the Partnership and Liberty terminated the lease and agreed that the properties would be transferred to Liberty for $9,359,000, subject to a final determination of the fair value of the property. If the fair market value was determined to be greater than $9,359,000, Liberty would have the right within 30 days of the determination to rescind the transfer, in which case all proceeds would be returned to Liberty, title of the properties transferred back to the Partnership and Liberty would pay all rents in arrears for the period from the initial transfer of title to Liberty. In January 1996, the Court ruled in favor of Liberty. As a result of this ruling, Liberty no longer has the right to rescind the transaction. Accordingly, the Partnership has recognized a gain in 1995 on the sale of the properties of $2,334,062.


  13.     Hotel Property in Rapid City, South Dakota:
          ------------------------------------------

        The Partnership owns a hotel property in Rapid City, South Dakota which it currently operates as a Holiday Inn. In September 1994, the Partnership was advised by Holiday Inn that the Partnership would have to make significant capital improvements to the hotel by January 1997 pursuant to Holiday Inn's core modernization plan or surrender its license to operate as a Holiday Inn by that time. The estimated costs of complying with the core modernization plan were estimated by the Partnership to be $1,925,000. The Partnership concluded that it will be too costly to comply with the plan and is currently planning to seek an affiliation with another national hotel chain. In order to obtain such affiliation, the Partnership estimates that the hotel will need approximately $500,000 in capital improvements. As it is expected that the average room rate will be lower as the result of any change in affiliation, the Partnership's cash flow from the Rapid City property is expected to decrease. Accordingly, the Partnership has reevaluated the net realizable value of the property and has recognized a noncash charge of $1,000,000 on the writedown.

        The hotel was purchased in 1985 with $6,800,000 of tax-exempt bonds which are supported by a letter of credit issued by a third party.
          The letter of credit which originally expired in May 1995 has been extended through October 1997. In connection with an extension agreement executed on November 30, 1995, the Partnership has agreed to use its best efforts to sell the hotel property by October 1997.

        Under the extension agreement, the Partnership is obligated for each twelve month period ended October 31, to deposit 50% of the cash flow from the hotel operation in either the security reserve or special escrow account (see Note 11) with the initial twelve month period commencing on October 1, 1995.

        The Partnership is committed to seek a sales price of no less than the outstanding principal balance less (i) the balances in the security reserve and escrow balances, (ii) the usual and customary costs of selling the property, (iii) and any amounts advanced by the Partnership to operate and maintain the hotel business including amounts used to convert the hotel from a Holiday Inn to the franchisee of another hotel chain. As of December 31, 1995 the outstanding principal balance on the mortgage bonds of $6,800,000 was in excess of the combined balance of the security

                                   Continued

                        CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)

                   NOTES to FINANCIAL STATEMENTS, Continued


          reserve and escrow funds by $4,505,000. The amounts the Partnership will ultimately realize on the sale of the property could differ materially from the amounts assumed in arriving at the Partnership's estimate of net realizable value of the property. The property has been reclassified as real estate held for sale in the accompanying Financial Statements.

  14. Environmental Matters:
      ---------------------

        All of the Partnership's properties, other than the hotel properties and a property in Elyria, Ohio, are currently leased to corporate tenants, all of which are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. The costs for remediation, which are expected to be performed and paid by the affected tenant, are not expected to be material. In the event that the Partnership absorbs a portion of any costs because of a tenant's failure to fulfill its obligations, the General Partners believe such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

        In 1994, based on the results of Phase I environmental reviews performed in 1993, the Partnership voluntarily conducted Phase II environmental reviews on certain of its properties. The Partnership believes, based on the results of Phase I and Phase II reviews, that its leased properties are in substantial compliance with Federal and state environmental statutes and regulations. Portions of certain properties have been documented as having a limited degree of contamination, principally in connection with surface spills from facility activities and leakage from underground storage tanks. For those conditions which were identified, the Partnership has advised the affected tenants of the Phase II findings and of their obligations to perform required remediation.

  15.     Subsequent Event:
          ----------------

        In May 1985, the Partnership purchased an office building in Helena, Montana for $6,262,983 of which $2,937,500 was supplied by limited recourse mortgage financing. The Partnership was assigned an existing net lease with International Business Machines Corporation ("IBM") as tenant. In 1992, the Partnership modified the lease and the loan with IBM. IBM subsequently vacated 40% of the building which the Partnership subsequently leased to various other tenants.


        On January 19, 1996, the Partnership sold the property for $4,800,000 including the purchaser's assumption of the existing mortgage loan on the property. In connection with the sale, the $4,780,274 carrying cost of the property has been reclassed to real estate held for sale.

  16.     Disclosure on Fair Value of Financial Instruments:
          --------------------------------------------------

        The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

        The Partnership estimates that the fair value of mortgage notes payable approximates the carrying amount of such mortgage notes at December 31, 1995. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risk.

        The carrying amount of the Partnership's limited partnership investment in Plastek, which interest was purchased in September 1995 and which is accounted for under the cost method, approximates fair value.

PAGE>

                        CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)

             SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                            as of December 31, 1995


                                                 Initial Cost to Partnership            Costs
                                             ---------------------------------------  Capitalized         Decrease
                                                                          Personal    Subsequent to        in Net
Description                   Encumbrances      Land        Buildings     Property    Acquisition(a)     Investment(b)
- ---------------------------   ------------   -----------   -----------   -----------  -------------      -------------
Operating method:
Manufacturing facilities
  leased to Arley
Merchandise Corporation       $ 4,754,940     $  256,000    $ 7,544,000                 $     8,555

Manufacturing and office
 leased to Penn
 Virginia Corporation                            453,192      3,246,808                       3,112

Warehouse and distribution
 facility leased to
 GATX Logistics, Inc.           3,248,716        762,000     11,275,466                     242,912

Land leased to
 Exide Electronics
 Corporation                      163,634      1,170,000

Motion picture theater
 leased to
 Harcourt General
 Corporation                                     243,000      1,927,000                      25,424

Office and research
 facility
 leased to Gould, Inc.          6,128,446      1,422,000      8,418,500                      34,587

Retail store leased to
 Winn Dixie Stores, Inc.                         414,700      1,525,872                      21,425

Office/Manufacturing
 facility in Elyria, Ohio                        122,884        568,756                                   $  (691,640)
                              -----------     ----------    -----------                 -----------       -----------
                              $14,295,736     $4,843,776    $34,506,402                 $   336,015       $  (691,640)
                              ===========     ==========    ===========                 ===========       ===========

Operating real estate (e):
Hotel properties located in
 Alpena, Michigan             $ 4,875,000  $   136,500    $ 4,905,875    $   482,625    $   557,811


 Petoskey, Michigan             4,875,000      342,550      4,684,875        497,575        393,216
                              -----------  -----------    -----------    -----------    -----------
                              $ 9,750,000  $   479,050    $ 9,590,750    $   980,200    $   951,027
                              ===========  ===========    ===========    ===========    ===========

Real estate held
for sale:
Hotel property located in
 Rapid City, South Dakota     $ 6,800,000  $   943,000    $ 8,223,500    $   733,500   $   542,947       $(1,000,000)

Office building in Helena,
 Montana                        2,856,413      300,000      5,962,983                      687,425
                              -----------  -----------    -----------    -----------    -----------      -----------
                              $ 9,656,413  $ 1,243,000    $14,186,483    $   733,500    $ 1,230,372      $(1,000,000)
                              ===========  ===========    ===========    ===========    ===========      ===========


                              Gross Amount at which Carried                                                        Life on which
                                at Close of Period (c)(d)                                                          Depreciation in
                              ----------------------------------                                                   Latest Statement
                                                       Personal                 Accumulated                        of Operations
Description                   Land        Buildings    Property     Total       Depreciation(d)   Date Acquired    is Computed
- ---------------------------   ----        --------     --------   ---------    ----------------  ----------------  ----------------
Operating method:
Manufacturing facilities
  leased to Arley
Merchandise Corporation       $  256,000  $  7,552,555              $ 7,808,555    $ 2,139,841       July 13, 1984          30 yrs.

Manufacturing and office
 leased to Penn
 Virginia Corporation            453,192     3,249,920                3,703,112      2,296,411       August 7, 1984       5-30 yrs.

Warehouse and distribution
 facility leased to
 GATX Logistics, Inc.            762,000    11,518,378                12,280,378     4,004,685         June 7, 1985         30 yrs.

Land leased to
 Exide Electronics
 Corporation                   1,170,000                               1,170,000           N/A        June 20, 1985         30 yrs.

Motion picture theater
 leased to
 Harcourt General
 Corporation                     243,000     1,952,424                 2,195,424       680,634         July 17, 1985        30 yrs.

Office and research
 facility
 leased to Gould, Inc.         1,423,875     8,451,212                 9,875,087     2,843,991     November 25, 1985        30 yrs.

Retail store leased to
 Winn Dixie Stores, Inc.         414,700     1,547,297                 1,961,997       406,165       March 17, 1988         30 yrs.

Office/Manufacturing
 facility in Elyria, Ohio                                                                           August 30, 1995         N/A
                              ----------   -----------               -----------   -----------
                              $4,722,767   $34,271,786               $38,994,553   $12,371,727
                              ==========   ===========               ===========   ===========

Operating real estate (e):
Hotel properties located in
 Alpena, Michigan             $  136,500   $ 4,912,375  $1,033,936   $ 6,082,811   $ 2,150,430        March 6, 1987      7-30 yrs.
 Petoskey, Michigan              342,550   $ 4,691,375     884,291     5,918,216     2,114,788     January 30, 1987      7-30 yrs.
                              ----------   -----------  ----------   -----------   -----------
                              $  479,050   $ 9,603,750  $1,918,227   $12,001,027   $ 4,265,218
                              ==========   ===========  ==========   ===========   ===========

Real estate held
for sale:
Hotel property located in
 Rapid City, South Dakota     $  943,000   $ 7,223,500  $1,276,447   $ 9,442,947   $ 3,834,823       April 24, 1985       30 yrs.
Office building in Helena,
 Montana                         300,000     6,650,408                 6,950,408     2,170,134          May 1, 1985       30 yrs.
                              ----------   -----------  ----------   -----------   -----------
                              $1,243,000   $13,873,908  $1,276,447   $16,393,355   $ 6,004,957
                              ==========   ===========  ==========   ===========   ===========

See accompanying notes to Schedule.

                        CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)

             SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                            as of December 31, 1995

                                                                                                         Gross Amount
                                                       Initial Cost to       Cost                          at which
                                                         Partnership      Capitalized     Decrease in       Carried
                                                       ---------------   Subsequent to        Net         at Close of       Date
        Description          Encumbrances     Land        Buildings     Acquisition (a)  Investment (b)   Period  (c)     Acquired
- ---------------------------  ------------  ----------  ---------------  ---------------  --------------  -------------  -----------
Direct financing method:
 Manufacturing facility
  to Spreckels                                                                                                          December 30,
  Industries, Inc.                        $  444,730      $ 5,055,270                                      $5,500,000      1983

 Manufacturing facility
  leased to Rochester                                                                                                    April 11,
  Button Company, Inc.                       86,663         2,815,596      $    4,429       $(949,427)      1,957,261      1984

 Office and research
  facility leased to
  Exide Electronics                                                                                                      June 20,
  Corporation                 $1,228,996                    2,030,000           1,500                      2,031,500       1985

 Manufacturing
  facilities leased to                                                                                                   April 3,
  DeVlieg Bullard, Inc.                      310,032        4,782,667                                      5,092,699       1986

 Manufacturing
  facilities leased to
  Penberthy Products,                                                                                                    April 3,
  Inc.                                        48,968        1,028,333                                      1,077,301       1986


 Manufacturing
  facilities leased                                                                                                    December 22,
  to Stoody Company            1,134,000     200,000        2,800,000                                      3,000,000      1986

 Manufacturing
  facilities leased                                                                                                      August 30,
  to FMP/Rauma, Co.                           24,750          669,427                                        694,177       1985
                              ----------  ----------      -----------      ----------       ---------    -----------
                              $2,362,996  $1,115,143      $19,181,293      $    5,929       $(949,427)   $19,352,938
                              ==========  ==========      ===========      ==========       =========    ===========

See accompanying notes to Schedule.

                        CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)

         NOTES TO SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION



      (a) Consists of additional costs capitalized and acquisition costs, including legal fees, appraisal fees, title costs and other related professional fees, property acquired in connection with acquiring hotel assets and purchases of equipment for hotel operations.

      (b) The decrease in net investment is due to the amortization of unearned income producing constant periodic rate on the net investment in direct financing leases, which is less than lease payments received and the writedown of properties to net realizable value.

      (c) At December 31, 1995, the aggregate cost of real estate owned for Federal income tax purposes is $88,310,178.

      (d)

                             Reconciliation of Real Estate Accounted
                             ---------------------------------------
                                for Under the Operating Method
                                ------------------------------

                                             December 31,
                                      --------------------------
                                          1994          1995
                                      ------------  ------------

       Balance at beginning
         of period                    $51,192,770   $45,541,835

       Additions during period            182,565       403,126

       Sale of property                (5,833,500)

       Reclassification to
         real estate held for sale                   (6,950,408)
                                      -----------    -----------

       Balance at close of
         period                       $45,541,835   $38,994,553
                                      ===========   ===========


                             Reconciliation of Accumulated Depreciation
                             ------------------------------------------

                                             December 31,
                                      --------------------------
                                          1994          1995
                                      ------------  ------------

       Balance at beginning
         of period                    $12,661,291   $13,182,621

       Depreciation expense for
         the period                     1,484,698     1,359,240

       Sale of property                  (963,368)

      Reclassification to
         real estate held for sale                   (2,170,134)
                                      -----------   -----------
       Balance at close of period     $13,182,621   $12,371,727
                                      ===========   ===========

                        CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)

               NOTES TO SCHEDULE OF REAL ESTATE AND ACCUMULATED
                            DEPRECIATION- Continued


  (e)    Reconciliation of Operating Real Estate
         ---------------------------------------

                                               December 31,
                                         -------------------------
                                             1994         1995
                                         ------------  -----------

       Balance at beginning of period    $21,543,176   $21,768,149

       Disposals during period                (1,239)

       Additions during period               226,212       675,825

       Reclassification to real estate
         held for sale                                  (9,442,947)

       Writedown to net
         realizable value                               (1,000,000)
                                         -----------    -----------

       Balance at close of
         period                          $21,768,149    $12,001,027
                                         ===========    ===========


                Reconciliation of Accumulated Depreciation for
               -----------------------------------------------
                             Operating Real Estate
                             ---------------------

                                                 December 31,
                                                 ----------
                                             1994         1995
                                          ----------  -----------
       Balance at beginning of period     $6,696,776  $ 7,393,500

       Reclassification to real estate
         held for sale                                 (3,834,823)

       Depreciation expense for
         the period                          696,724      706,541
                                          ----------  -----------

       Balance at close of
         period                           $7,393,500  $ 4,265,218
                                          ==========  ===========

  PROPERTIES
- --------------------------------------------------------------------------------


LEASE                      TYPE OF OWNERSHIP
OBLIGOR                     TYPE OF PROPERTY       LOCATION           INTEREST
- ------------------------  --------------------  ---------------  ------------------

  SPRECKELS INDUSTRIES    Manufacturing and     Forrest City,    Ownership of land
  INC.                    Office Facility       Arkansas         and building

  ARLEY MERCHANDISE       Manufacturing         Columbia and     Ownership of land
  CORPORATION             Facilities -          Sumter, South    and buildings (1)
                          2 locations           Carolina

  ROCHESTER BUTTON        Manufacturing         Kenbridge,       Ownership of land
  COMPANY                 Facilities -          South Boston,    and buildings (2)
                          2 locations           Virginia

  PENN VIRGINIA           Office and            Duffield,        Ownership of land
  CORPORATION             Manufacturing         Virginia         and building (3)
                          Facilities -          Cuyahoga Falls,
                          3 locations           Ohio and
                                                Broomall,
                                                Pennsylvania

  (4)                     Hotel                 Rapid City,      Ownership of land
                                                South Dakota     and buildings (1)

  (4)                     Hotels                Petoskey and     Ownership of 65%
                                                Alpena,          interest in land
                                                Michigan         and buildings (1)

  GATX LOGISTICS,         Office and Warehouse  Hodgkins,        Ownership of land
  INC.                    Facility              Illinois         and building (1)

  EXIDE ELECTRONICS       Office and            Raleigh,         Ownership of land
  CORPORATION             Research Facility     North Carolina   and building (1)

  HARCOURT GENERAL        Movie Theatre         Canton,          Ownership of land
  CORPORATION                                   Michigan         and building (3)

  (5)                     Office, and           Elyria,          Ownership of land
                          Manufacturing         Ohio             and building
                          Facility

LEASE                                                      TYPE OF OWNERSHIP
OBLIGOR                 TYPE OF PROPERTY     LOCATION           INTEREST
- --------------------    -----------------   ----------     ------------------

GOULD, INC.             Manufacturing and   Oxnard,        Ownership of land
                        Research Facility   California     and building (1)

DEVLIEG BULLARD, INC.   Manufacturing       Frankenmuth,   Ownership of land
                        Facilities -        Michigan       and buildings (3)
                        2 locations         McMinnville,
                                            Tennessee


PENBERTHY               Manufacturing       Prophestown,   Ownership of land
PRODUCTS, INC.          Facility            Illinois       and building (3)


STOODY DELORO           Manufacturing       Goshen,        Ownership of land
STELLITE, INC.          Facility            Indiana        and building (1)


WINN-DIXIE              Supermarket         Montgomery,    Ownership of land
STORES, INC.                                Alabama        and buildings (3)


FMP/RAUMA, CO.          Manufacturing       Carthage,      Ownership of land
                        Facility            New York       and buildings


  (1) These properties are encumbered by mortgage notes payable.
  (2) These properties are subject to a mortgage as collateral for loans issued by unaffiliated parties to the lessee.
  (3) These properties are encumbered by mortgages and/or lease assignments in connection with mortgage notes payable on other of the Partnership's properties.
  (4) The Partnership operates a hotel business at these properties.
  (5) This property is vacant.

  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
       UNITHOLDER MATTERS
- --------------------------------------------------------------------------------



            Except for limited or sporadic transactions, there is no established public trading market for the Limited Partnership Units of the Partnership.
  As of December 31, 1995, there were 3,565 holders of record of the Limited Partnership Units of the Partnership.

            In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement") the Corporate General Partner expects to continue to make quarterly distributions of Distributable Cash From Operations, as defined, in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1992:

                         Cash Distributions Paid Per Unit
                         --------------------------------
                               1993    1994    1995
                              ------  ------  ------

            First quarter     $12.06  $12.15  $12.20
            Second quarter     12.09   12.16   32.21  (a)
            Third quarter      12.11   12.18   11.74
            Fourth quarter     12.14   12.19   11.75
                              ------  ------  ------
                              $48.40  $48.68  $67.90
                              ======  ======  ======

(a) Includes a special distribution of $20 per Unit.


REPORT ON FORM 10-K
- --------------------------------------------------------------------------------

          The Corporate General Partner will supply to any owner of Limited Partnership Units, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

DIRECTORS AND SENIOR OFFICERS
- --------------------------------------------------------------------------------

       The Partnership has no officers or directors. The senior officers and directors of the Corporate General Partner are as follows:

       William Polk Carey       Chairman of the Board
                                Director
       Francis J. Carey         President
                                Director
       George E. Stoddard       Chairman of the Investment Committee
                                Director
       Raymond S. Clark         Chairman of the Executive Committee
                                Director
       Madelon DeVoe Talley     Vice Chairman of the Board
                                Director
       Barclay G. Jones III     Executive Vice President
                                Director
       Lawrence R. Klein        Chairman of the Economic Policy
                                   Committee
                                Director
       Claude Fernandez         Executive Vice President
                                Chief Administrative Officer
       Howard J. Altmann        Senior Vice President
       H. Augustus Carey        Senior Vice President
       John J. Park             Senior Vice President
                                Treasurer
       Debra E. Bigler          First Vice President
       Ted G. Lagried           First Vice President
       Anthony S. Mohl          First Vice President
       Michael D. Roberts       First Vice President
                                Controller



      The directors and senior officers of W.P. Carey & Co., Inc. are substantially the same as above.


       A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

            William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University and its medical school, The James A. Baker III Institute for Public Policy at Rice University, and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that university.

            Francis J. Carey was elected President and a Managing Director of W.P. Carey in April 1987, having served as a Director since its founding in 1973. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990 and has served as a member of the Board of Trustees of the Investment Program Association since 1990. From April 1987 until August 1992, he served as counsel to Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships and W.P. Carey and some of its affiliates. A real estate lawyer of more than 30 years' experience, he holds A.B. and J.D. degrees from the University of Pennsylvania.

            George E. Stoddard, Chief Investment Officer, was until 1979 head of the bond department of The Equitable Life Assurance Society of the United States, with responsibility for all activities related to Equitable's portfolio of corporate investments acquired through direct negotiation. Mr. Stoddard was associated with Equitable for over 30 years. He holds an A.B. degree from Brigham Young University, an M.B.A. from Harvard Business School and an LL.B. from Fordham University Law School.

            Raymond S. Clark is former President and Chief Executive Officer of the Canton Company of Baltimore and the Canton Railroad Company. A graduate of Harvard College and Yale Law School, he is presently a Director and Chairman of the Executive Committee of W.P. Carey and served as Chairman of the Board of W.P. Carey from its founding in 1973 until 1982. He is past Chairman of the Maryland Industrial Development Financing Authority.

            Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Besides her duties at W.P. Carey, Mrs. Talley is also a former Governor of the N.A.S.D. and is a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International Affairs at Columbia University.

            Barclay G. Jones III, Executive Vice President, Managing Director, and co-head of the Investment Department. Mr. Jones joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York.

            Lawrence R. Klein, Chairman of the Economic Policy Committee since 1984, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

            Claude Fernandez, Chief Administrative Officer, Managing Director, and Executive Vice President, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received his B.S. degree in Accounting from New York University in 1975 and his M.B.A. in Finance from Columbia University Graduate School of Business in 1981.

            Howard J. Altmann, Senior Vice President, Investment Department, joined W.P. Carey in August 1990. He was a securities analyst at Goldman Sachs & Co. for the retail industry from 1986 to 1988. Mr. Altmann received his undergraduate degree in economics and finance from McGill University and his M.B.A. from the Stanford University Graduate School of Business.

            H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

            John J. Park, Senior Vice President and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

            Debra E. Bigler, First Vice President, joined W.P. Carey in 1989 as an assistant marketing director, rising to her present position where she bears responsibility for investor services throughout the southern United States. She was previously employed by E. F. Hutton & Company for nine years where she began as a Marketing Associate in Private Placement, Sales and Marketing and was then promoted to Regional Director.

            Ted G. Lagreid, First Vice President, joined W.P. Carey in 1994 and is regional director responsible for investor services in the western United States. Prior to joining the firm, he was a Vice President with Shurgard Capital Group, then for Sun America where he was an executive in its mutual funds group. He earned an A.B. from the University of Washington, received an M.P.A. from the University of Puget Sound and then spent eight years in the city of Seattle's Office of Management and Budget and Department of Community Development. Mr. Lagreid was a commissioner of the City of Oakland, California, serving on its Community and Economic Advisory Commission.

            Anthony S. Mohl, First Vice President, Director of Portfolio Management, joined W.P. Carey as Assistant to the President after receiving his M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

            Michael D. Roberts joined W. P. Carey as a Second Vice President and Assistant Controller in April 1989 and is currently First Vice President and Controller. Prior to joining W.P. Carey, Mr. Roberts was employed by Coopers & Lybrand, where he attained the title of audit manager. A certified public accountant, Mr. Roberts received a B.A. from Brandeis University and an M.B.A. from Northeastern University.