Form 10-Q
period 1996-03-31
CORPORATE PROPERTY ASSOCIATES 5
filed 1996-05-15
CIK 718075

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                MARCH 31, 1996
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ---------------------

Commission file number                  0-11948
                        --------------------------------------------------------

                        CORPORATE PROPERTY ASSOCIATES 5
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         CALIFORNIA                                         13-3164925
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                        10020
- --------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                                (212)  492-1100
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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

                                                 [_]  Yes       [_]  No

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)



                                     INDEX



                                                            Page No.
                                                            --------

   PART I
   ------

   Item 1. - Financial Information*

             Balance Sheets, December 31, 1995 and
             March 31, 1996                                     2

             Statements of Income for the three
             months ended March 31, 1995 and 1996               3

             Statements of Cash Flows for the three
             months ended March 31, 1995 and 1996               4

             Notes to Financial Statements                     5-7

Item 2. - Management's Discussion of Operations                8-9

   PART II
   -------

   Item 6. - Exhibits and Reports on Form 8-K                  10

   Signatures                                                  11



  *The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                                     PART I
                                     ------

                        Item 1. - FINANCIAL INFORMATION
                        -------------------------------

                                 BALANCE SHEETS


                                            December 31,    March 31,
                                                1995           1996
                                            -------------  ------------
                                               (Note)      (Unaudited)
       ASSETS:
  Land, buildings and personal property,
    net of accumulated depreciation of
    $16,636,945 at December 31, 1995 and
    $12,912,742 at March 31, 1996            $34,358,635   $25,837,754
  Net investment in direct
    financing leases                          19,352,938    19,339,895
  Real estate held for sale                   10,388,398    13,772,271
  Cash and cash equivalents                    2,300,682     3,592,721
  Escrow funds                                 2,977,622     2,707,100
  Accrued interest and  rents receivable           9,634         9,736
  Other assets                                 2,880,493     2,958,865
                                             -----------   -----------

        Total assets                         $72,268,402   $68,218,342
                                             ===========   ===========

       LIABILITIES:
  Mortgage notes payable                     $36,065,145   $33,120,919
  Note payable to affiliate                    1,151,000     1,151,000
  Accrued interest payable                       170,877       147,743
  Accounts payable and accrued expenses          572,267       510,210
  Accounts payable to affiliates                 144,553       117,618
  Prepaid rental income                            3,051       110,951
  Deferred gains and other liabilities         2,415,446     2,134,498
                                             -----------   -----------
        Total liabilities                     40,522,339    37,292,939
                                             -----------   -----------

       PARTNERS' CAPITAL:
  General Partners                              (262,961)     (227,266)

  Limited Partners (113,200 Limited
  Partnership Units outstanding)              32,009,024    31,152,669
                                             -----------   -----------
        Total partners' capital               31,746,063    30,925,403
                                             -----------   -----------

        Total liabilities and
          partners' capital                  $72,268,402   $68,218,342
                                             ===========   ===========

  The accompanying notes are an integral part of the financial statements.

  Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


                        STATEMENTS OF INCOME (UNAUDITED)



                                                         Three Months Ended
                                                  March 31, 1995    March 31, 1996
                                                ------------------  --------------

Revenues:
 Rental income from operating leases                    $1,155,805      $1,071,969
 Interest income from direct financing leases            1,116,416         823,158
 Other interest income                                     130,467          28,511
 Revenue of hotel operations                             1,270,930       1,293,606
 Other income                                               44,299
                                                        ----------      ----------
                                                         3,717,917       3,217,244
                                                        ----------      ----------


Expenses:
 Interest on mortgages                                     905,147         759,171
 Depreciation                                              542,678         454,234
 General and administrative                                318,388         142,885
 Property expenses                                         112,141         117,134
 Amortization                                                7,875           9,792
 Operating expenses of
  hotel operations                                       1,168,642       1,230,044
                                                        ----------      ----------
                                                         3,054,871       2,713,260
                                                        ----------      ----------

  Income before gain on sale of
  real estate                                              663,046         503,984
Gain on sale of real estate                                                 90,356
                                                        ----------      ----------

  Net income                                            $  663,046      $  594,340
                                                        ==========      ==========

  Net income allocated to
    General Partners                                    $   39,783      $  120,595
                                                        ==========      ==========


  Net income allocated to
    Limited Partners                                    $  623,263      $  473,745
                                                        ==========      ==========


  Net income per Unit
   (113,200 Limited
   Partnership Units)                                        $5.51           $4.19
                                                             =====           =====


  The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                1995          1996
                                                               ------        ------
Cash flows from operating activities:
 Net income                                                $   663,046   $   594,340
 Adjustments to reconcile net income
 to net cash provided by operating activities:
 Depreciation and amortization                                 550,553       464,026
 Other noncash items                                           (15,085)       (2,385)
 Gain on sale of real estate                                                 (90,356)
 Net change in operating assets and liabilities                511,067       187,604
                                                           -----------   -----------
 Net cash provided by operating activities                   1,709,581     1,153,229
                                                           -----------   -----------

Cash flows from investing activities:
 Additional capitalized costs                                 (153,965)      (97,500)
 Proceeds from sale of real estate, net                                    1,741,261
                                                           -----------   -----------
  Net cash (used in) provided by investing activities         (153,965)    1,643,761
                                                           -----------   -----------

Cash flows from financing activities:
 Distributions to partners                                  (1,469,191)   (1,415,000)
 Payments on mortgage principal                               (113,040)      (89,951)
                                                           -----------   -----------
  Net cash used in financing activities                     (1,582,231)   (1,504,951)
                                                           -----------   -----------

   Net (decrease) increase in cash and cash equivalents        (26,615)    1,292,039

  Cash and cash equivalents, beginning of period             7,926,845     2,300,682
                                                           -----------   -----------

   Cash and cash equivalents, end of period                $ 7,900,230   $ 3,592,721
                                                           ===========   ===========

Supplemental disclosure of cash flows information:

   Interest paid                                           $   842,173   $   781,524
                                                           ===========   ============


     Supplemental disclosure of noncash investing and financing activities:

     In connection with the January 1996 sale of a Partnership property, the seller assumed a mortgage obligation of $2,854,275 and accrued interest thereon of $12,049.



     The accompanying notes are an integral part of the financial statements.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



     Note 1.  Basis of Presentation:
              ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.



     Note 2.  Distributions to Partners:
              -------------------------

     Distributions declared and paid to partners during the three months ended March 31, 1996 are summarized as follows:


        Quarter Ended   General Partners  Limited Partners  Per Limited Partner
      ----------------  ----------------  ----------------  -------------------
                                                            Unit
                                                            ----

     March 31, 1996     $84,900           $1,330,100        $11.75
                        =======           ==========        ======



     A distribution of $8.40 per Limited Partner Unit for the quarter ended March 31, 1996 was declared and paid in April 1996.



     Note 3.  Transactions with Related Parties:
              ---------------------------------

     For the three-month periods ended March 31, 1995 and 1996, the Partnership incurred management fees of $31,988 and $29,364 respectively, and general and administrative expense reimbursements of $37,413 and $29,921, respectively

     The Partnership, in conjunction with certain affiliates, is a participant in an agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three months ended March 31, 1995 and 1996 were $59,276 and $25,201, respectively.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


     Note 4.  Industry Segment Information:
              ----------------------------

     The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operation of three hotel properties. For the three-month periods ended March 31, 1995 and 1996, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:


                                        1995        %         1996       %
                                      ---------  --------  -----------  ----
     GATX Logistics, Inc.              $349,650       16%   $  349,650   18%
     Gould, Inc.                        281,250       12       303,750   16
     Spreckels Industries, Inc.         255,179       12       255,179   13
     DeVlieg Bullard, Inc.              207,746        9       207,746   11
     Arley Merchandise Corporation      150,000        7       150,000    8
     Exide Electronics Corporation      121,430        5       143,033    8
     Penn Virginia Corporation          124,688        5       124,688    7
     Stoody Deloro Stellite, Inc.       100,461        5       100,568    5
     Harcourt General Corporation        58,438        3        58,438    3
     Rochester Button Company            50,104        2        49,208    3
     Winn-Dixie Stores, Inc.             47,884        2        47,884    3
     Penberthy Products, Inc.            45,632        2        45,632    2
     FMP/Rauma Company                   31,108        1        36,060    2
     Other                              129,990        5        23,291    1
     Industrial General Corporation     318,661       14
                                    -----------      ---    ----------  ---
                                    $ 2,272,221      100%   $1,895,127  100%
                                    ===========      ====   ==========  ====

     Operating results of the three hotel properties for the three-month periods ended March 31, 1995 and 1996 are summarized as follows:

                                                  1995          1996
                                              ------------  ------------
     Revenues                                 $ 1,270,930   $ 1,293,606
     Fees paid to hotel management company        (28,529)      (27,663)
     Other operating expenses                  (1,140,113)   (1,202,381)
                                              -----------   -----------
     Hotel operating income                   $   102,288   $    63,562
                                              ===========   ===========

     Note 5.  Sale of Property in Helena, Montana:
              -----------------------------------

     In May 1985, the Partnership purchased an office building in Helena, Montana for $6,262,983 of which $2,937,500 was supplied by a limited recourse mortgage loan collateralized by the property. The Partnership was assigned an existing net lease with International Business Machines Corporation ("IBM"), as lessee, with an initial term scheduled to expire in April 1993. In 1992, the Partnership and IBM entered into a lease modification agreement whereby the lease was extended through April 2003; however, IBM would ultimately lease and occupy 60% of the leasable space at the Helena property. The Partnership was subsequently able to lease the remaining space to various tenants.

     In January 1996, the Partnership sold the property for $4,800,000 including the assumption of the existing mortgage loan collateralized by the Helena property. Net of closing costs, the Partnership received cash proceeds of $1,741,261, assigned the mortgage loan obligation of $2,854,275 and accrued interest thereon of $12,049 to the lender and recognized a gain of $90,356 on the sale.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


            NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



     Note 6.  Subsequent Events:
              -----------------

     In June 1985, the Partnership purchased a warehouse property in Hodgkins, Illinois for $12,037,466 which was leased to General Motors Corporation ("GM"). In November 1993, GM terminated its lease and the Partnership entered into a short-term lease with GATX Logistics, Inc.("GATX"). Subsequently, in November 1994, GATX and the Partnership entered into a new lease which provided for a five-year term and a renewal term of five years at GATX's option.

     On April 9, 1996, the Partnership sold the Hodgkins property for $13,200,000 and assigned the GATX lease, as lessor, to Centerpoint Properties Corporation. Net of closing costs and satisfaction of the limited recourse loan on the Hodgkins property of $3,208,526, the Partnership received cash proceeds of approximately $9,465,000. In connection with the transaction, the carrying value for the property, $8,179,820, was reclassified to real estate held for sale as of March 31, 1996 with the gain on sale to be recognized during the quarter ended June 30, 1996. As a result of the sale of the Hodgkins property, annual cash flow (GATX rent less debt service on the limited recourse loan) will decrease by approximately $999,000.

     On April 9, 1996, using the proceeds from the sale of the Hodgkins property, the Partnership made prepayments of $6,090,823 and $1,386,263 to satisfy the mortgage loan obligations on the Partnership's properties leased to Gould, Inc. ("Gould") and Exide Electronics Corporation ("Exide"), respectively. The Gould and Exide loans had been scheduled to mature in March 1996 and April 1996, respectively, at which time balloon payments for the entire outstanding principal balance were due. As a result of paying off the mortgage loans, the Partnership's annual cash flow will increase by approximately $597,000.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS
                -----------------------------------------------



     Results of Operations:
     ---------------------

     Net income for the three-month period ended March 31, 1996 reflected a decrease of $69,000 as compared with net income for the three-month period ended March 31, 1995. Excluding the effects of the 1996 gain on the sale of a property and $44,000 of nonrecurring income in 1995, such decrease would have been $115,000. The decrease in income was due to decreases in lease revenues, other interest income and earnings from the hotel business, and was partially offset by decreases in interest, depreciation and general and administrative expenses. Lease revenues decreased due to the September 1995 sale of properties leased to Industrial General Corporation ("IGC") and the January 1996 sale of the property in Helena, Montana, leased to IBM Corporation and various other tenants. Other interest income decreased due to higher cash balances held during the first quarter of 1995, from cash proceeds received from the 1994 sales of the Pace Membership Warehouse, Inc. and Liberty Fabrics of New York properties, a portion of which was still held as of March 31, 1995. The Partnership paid a special distribution of $20 per Limited Partnership Unit from such funds subsequent to March 31, 1995, reducing the amount of cash available to be invested in interest bearing short-term instruments thereafter. Interest expense decreased due to the satisfaction of the mortgage loans collateralized by the IGC and Helena properties in September 1995 and January 1996, respectively, as well as the continuing principal amortization of other of the Partnership's mortgage debt. The decrease in depreciation expense was primarily due to the disposition of the Helena property. The decrease in general and administrative expenses was primarily due to lower estimates of partnership level state franchise taxes for 1996 as compared with the estimates for 1995 and, as expected, a moderation of the Partnership's office costs.

     The decrease in earnings from the hotel was due to a slight increase in operating expenses rather than any significant changes in occupancy rates. The increase in expenses was due to a moderate increase in payroll and miscellaneous costs. The three hotels' businesses are seasonal in nature with the most significant portion of their earnings generated during the third quarter. Accordingly, the decrease in earnings for the current quarter is not necessarily indicative of results for the full year. However, a decrease in overall hotel earnings is anticipated as earnings from the Petoskey hotel will continue to be affected by increased competition while the Rapid City hotel revenues are expected to decrease after 1996, when it will no longer be affiliated with Holiday Inns.

     In April 1996, the Partnership sold its property in Hodgkins, Illinois, which was leased to GATX Logistics, Inc. ("GATX") and utilized a portion of the proceeds to satisfy two mortgage loans which had been scheduled to mature in 1996. With the sale, the Partnership has terminated a lease which represented 18% of lease revenues in the first quarter and provided annual cash flow of approximately $999,000. Upon paying off the mortgage loans on two other properties, $597,000 of the annual debt service will be eliminated, therefore net annual cash flow will be reduced by only $402,000. Annual cash flow will also decrease by approximately $191,000 as a result of the sale of the Helena property. The Partnership anticipates that it will realize a gain of approximately $5,000,000 on the sale of the Hodgkins property in the second quarter.

     Financial Condition:
     -------------------

     As a result of the sale of the Hodgkins property in April 1996, the asset base of the Partnership will be reduced by more than $8,000,000. The Partnership has also decreased mortgage indebtedness by more than $10,000,000 by paying off the loan on the Hodgkins property as well as paying off loans on the Exide Electronics Corporation and Gould, Inc. properties with proceeds from the Hodgkins property sale. In addition, mortgage indebtedness was reduced by the satisfaction of the loan on the Helena property. Giving effect to these transactions, the Partnership's leverage has been significantly reduced. Mortgage indebtedness will represent approximately 75% of partners' capital as compared with an historical

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued
           ----------------------------------------------------------



     relationship of approximately 100%. With the sale of the Helena and GATX properties, the Partnership will be able to restore cash reserve balances to an amount which should allow the Partnership to make the necessary investments of approximately $1,250,000 in its hotel properties while retaining cash balances which Management believes are prudent for the operating needs of the Partnership. The Partnership also has an obligation to deposit 50% of the cash flow from the Rapid City hotel with the issuer of the letter of credit that supports the mortgage debt of the Rapid City property, and will not be able to use all cash flow solely for the funding of distributions to partners and payment of scheduled mortgage principal installments. In light of such commitments, uncertainties and the reduction in cash flow from operations in the first quarter, the Partnership has lowered its distribution rate from 9.79% in January 1996 to 7% in April 1996. Although cash flow from operations will decrease as a result of property sales, with current cash reserves and anticipated cash flow from operations, the Partnership should be able to prudently increase its distribution rate over the coming quarters while maintaining adequate cash reserves. The Partnership will also benefit from a lease on the Elyria, Ohio property which should provide $60,000 of revenue per year.
     The Partnership is also commencing a Phase II environmental review of the Elyria property to determine whether there is evidence of any significant soil or ground water contamination. Based on the results of the review, the Partnership may need to incur costs to mitigate any effects of contamination; however, no determination can be made until the review is performed.

                        CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)



                                    PART II
                                    -------



     Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
     ------------------------------------------

          (a)   Exhibits:

                None

          (b)   Reports on Form 8-K:

                During the quarter ended March 31, 1996, the Partnership was not required to file any reports on Form 8-K.

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



             05/10/96            By:      /s/ Claude Fernandez
           --------------                ------------------------------
               Date                      Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Financial Officer)



             05/10/96            By:      /s/ Michael D. Roberts
           --------------                -------------------------------
               Date                      Michael D. Roberts
                                         First Vice President and Controller
                                         (Principal Accounting Officer)