Form 10-Q
period 1996-06-30
CORPORATE PROPERTY ASSOCIATES 5
filed 1996-08-12
CIK 718075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 0-11948

                         CORPORATE PROPERTY ASSOCIATES 5
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                        13-3164925
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                   10020
(Address of principal executive offices)                              (Zip Code)

                                   (212)  492-1100
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

                                                           [X] Yes   [ ] No



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


                                                            [ ] Yes  [ ] No

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)





                                      INDEX



                                                                    Page No.

 PART I

 Item 1. - Financial Information*

          Balance Sheets, December 31, 1995 and
          June 30, 1996                                               2

          Statements of Income for the three and six
          months ended June 30, 1995 and 1996                         3

          Statements of Cash Flows for the six
          months ended June 30, 1995 and 1996                         4

          Notes to Financial Statements                              5-7

 Item 2. - Management's Discussion of Operations                     8-9


 PART II

 Item 6. - Exhibits and Reports on Form 8-K                          10

 Signatures                                                          11






*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                                        PART I

                         Item 1. - FINANCIAL INFORMATION

                                    BALANCE SHEETS


                                            December 31,          June 30,
                                               1995                  1996
                                           -------------          -----------
                                              (Note)               (Unaudited)
      ASSETS:

Land, buildings and personal property,
   net of accumulated depreciation of
   $16,636,945 at December 31, 1995 and
   $13,213,733 at June 30, 1996              $34,358,635       $25,540,928
Net investment in direct
   financing leases                           19,352,938        19,326,519
Real estate held for sale                     10,388,398         4,292,451
Cash and cash equivalents                      2,300,682         5,389,182
Escrow funds                                   2,977,622         3,192,717
Accrued interest and  rents receivable             9,634            27,425
Other assets                                   2,880,493         2,673,791
                                             -----------       -----------

        Total assets                         $72,268,402       $60,443,013
                                             ===========       ===========

      LIABILITIES:

Mortgage notes payable                       $36,065,145       $22,407,640
Note payable to affiliate                      1,151,000         1,151,000
Accrued interest payable                         170,877            72,008
Accounts payable and accrued expenses            572,267           512,900
Accounts payable to affiliates                   144,553           117,003
Prepaid rental income                              3,051            94,761
Deferred gains and other liabilities           2,415,446         2,116,596
                                             -----------       -----------
        Total liabilities                     40,522,339        26,471,908
                                             -----------       -----------

      PARTNERS' CAPITAL:

General Partners                                (262,961)          (94,068)

Limited Partners (113,200 Limited
Partnership Units outstanding)                32,009,024        34,065,173
                                             -----------       -----------
        Total partners' capital               31,746,063        33,971,105
                                             -----------       -----------

        Total liabilities and
          partners' capital                  $72,268,402       $60,443,013
                                             ===========       ===========



The accompanying notes are an integral part of the financial statements.

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


                        STATEMENTS OF INCOME (UNAUDITED)


                                       Three Months Ended               Six Months Ended
                                 June 30, 1995    June 30, 1996   June 30, 1995  June 30, 1996
                                   ----------     -----------      ----------     ----------
Revenues:
  Rental income from
   operating leases                $1,156,126     $   730,107      $2,311,931     $1,802,076
  Interest from direct
   financing leases                 1,117,892         847,016       2,234,308      1,670,174
  Other interest income                83,233          60,990         213,700         89,501
  Revenue of hotel
   operations                       1,644,200       1,644,627       2,915,130      2,938,233
  Other income                          3,184           4,750          47,483          4,750
                                   ----------     -----------      ----------     ----------
                                    4,004,635       3,287,490       7,722,552      6,504,734
                                   ----------     -----------      ----------     ----------
Expenses:
  Interest                            888,337         494,182       1,793,484      1,253,353
  Depreciation                        544,642         300,990       1,087,320        755,224
  General and
   administrative                     196,597          99,059         514,985        241,944
  Property expenses                   127,980         210,482         240,121        327,616
  Amortization                          8,500           2,218          16,375         12,010
  Operating expenses of
   hotel operations                 1,297,603       1,231,749       2,466,245      2,461,793
  Writedown to net realizable
   value                                            1,300,000                      1,300,000
                                   ----------     -----------      ----------     ----------
                                    3,063,659       3,638,680       6,118,530      6,351,940
                                   ----------     -----------      ----------     ----------

     Income (loss) before gain
     on sales of real estate          940,976        (351,190)      1,604,022        152,794

Gain on sales of
  real estate                                       4,408,467                      4,498,823
                                   ----------     -----------      ----------     ----------

   Net income                      $  940,976     $ 4,057,277      $1,604,022     $4,651,617
                                   ==========     ===========      ==========     ==========

Net income allocated
  to General Partners              $   56,458     $   193,893      $   96,241     $  314,488
                                   ==========     ===========      ==========     ==========

Net income allocated
  to Limited Partners              $  884,518     $ 3,863,384      $1,507,781     $4,337,129
                                   ==========     ===========      ==========     ==========

Net income per Unit
  (113,200 Limited
  Partnership Units)
                                   $     7.81     $     34.12      $    13.32     $    38.31
                                   ==========     ===========      ==========     ==========

The accompanying notes are an integral part of the financial statements.

                       CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)


                     STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                     Six Months Ended
                                                                         June 30,
                                                               --------------------------------
                                                                    1995              1996
                                                                    ----              ----
Cash flows from operating activities:
  Net income                                                    $  1,604,022      $  4,651,617
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                  1,103,695           767,234
    Other noncash items                                                5,935            (9,385)
    Gain on sales of real estate                                                    (4,498,823)
    Writedown to net realizable value                                                 1,300,000
    Net change in operating assets and liabilities                   181,549          (168,730)
                                                                ------------      ------------
     Net cash provided by operating activities                     2,895,201         2,041,913
                                                                ------------      ------------

Cash flows from investing activities:
  Additional capitalized costs                                      (231,727)         (101,665)
  Proceeds from sales of real estate                                                14,378,057
                                                                ------------      ------------
     Net cash (used in) provided by investing activities            (231,727)       14,276,392
                                                                ------------      ------------

Cash flows from financing activities:
  Distributions to partners                                       (5,226,456)       (2,426,575)
  Partial prepayment of note payable to affiliate                   (144,000)
  Payments on mortgage principal                                    (246,003)         (117,618)
  Payments of mortgages payable                                                    (10,685,612)
                                                                ------------      ------------
     Net cash used in financing activities                        (5,616,459)      (13,229,805)
                                                                ------------      ------------

       Net (decrease) increase in cash and cash equivalents       (2,952,985)        3,088,500

    Cash and cash equivalents, beginning of period                 7,926,845         2,300,682
                                                                ------------      ------------

       Cash and cash equivalents, end of period                 $  4,973,860      $  5,389,182
                                                                ============      ============




Supplemental disclosure of cash flows information:

     Interest paid                                              $  1,833,435      $  1,374,757
                                                                ============      ============


Supplemental schedule of noncash investing and financing activity:

In connection with the January 1996 sale of a Partnership property, the purchaser asssumed a mortgage obligation of $2,854,275 and accrued interest thereon of $12,049 from the Partnership.



The accompanying notes are an integral part of the financial statements.

                       CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)

                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



Note 1.  Basis of Presentation:
         ----------------------

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



Note 2.  Distributions to Partners:
         --------------------------

Distributions declared and paid to partners during the six months ended June 30, 1996 are summarized as follows:



Quarter Ended    General Partners    Limited Partners   Per Limited Partner Unit
- -------------    ----------------    ----------------   ------------------------

December 31, 1995     $84,900             $1,330,100               $11.75
                      =======             ==========               ======
March 31, 1996        $60,695             $  950,880               $ 8.40
                      =======             ==========               ======



A distribution of $8.42 per Limited Partner Unit for the quarter ended June 30, 1996 was declared and paid in July 1996.




Note 3.  Transactions with Related Parties:

For the three-month and six-month periods ended June 30, 1995, the Partnership incurred management fees of $28,422 and $60,410, respectively, and general and administrative expense reimbursements of $3,363 and $40,776, respectively. For the three-month and six-month periods ended June 30, 1996, the Partnership incurred management fees of $17,999 and $47,363, respectively, and general and administrative expense reimbursements of $40,624 and $70,545, respectively.

The Partnership, in conjunction with certain affiliates, is a participant in an agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30 1995 and 1996 were $108,654 and $48,587, respectively.

                       CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)


           NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:

The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operation of three hotel properties. For the six-month periods ended June 30, 1995 and 1996, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                        1995        %            1996        %
                                        ----      ----           ----      ---
Gould, Inc.                         $  562,500     12%       $  607,500     17%
Spreckels Industries, Inc.             510,359     11           510,359     15
DeVlieg Bullard, Inc.                  415,492      9           435,962     12
GATX Logistics, Inc.                   699,300     15           380,730     11
Arley Merchandise Corporation          300,000      7           300,000      9
Exide Electronics Corporation          242,861      5           286,065      8
Penn Virginia Corporation              249,375      6           249,375      7
Stoody Deloro Stellite, Inc.           202,702      5           200,363      6
Harcourt General Corporation           116,875      3           116,875      3
Rochester Button Company               100,529      2            98,082      3
Winn-Dixie Stores, Inc.                 95,767      2            95,767      3
Penberthy Products, Inc.                91,265      2            95,761      3
FMP/Rauma Company                       62,215      1            72,120      2
Other                                  259,678      6            23,291      1
Industrial General Corporation         637,321     14
                                    ----------    ----       ----------    -----
                                    $4,546,239    100%       $3,472,250    100%
                                    ==========    ====       ==========    ====



Operating results of the three hotel properties for the six-month periods ended June 30, 1995 and 1996 are summarized as follows:

                                                1995                1996
                                            -----------         --------
Revenues                                  $ 2,915,130         $ 2,938,233
Fees paid to hotel management company         (61,521)            (62,084)
Other operating expenses                   (2,404,724)         (2,399,709)
                                          -----------         -----------
Hotel operating income                    $   448,885         $   476,440
                                          ===========         ===========


Note 5.  Gain on Sale of Real Estate:

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

                       CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)

           NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



On April 9, 1996, the Partnership sold the Hodgkins property for $13,200,000 and assigned the GATX lease, as lessor, to Centerpoint Properties Corporation. Net of costs and amounts necessary to pay the remaining $3,208,526 balance on the property's mortgage loan, the Partnership received cash proceeds of $9,661,483 and recognized a gain on sale of $4,408,468. As a result of the sale of the Hodgkins property, annual cash flow (GATX rent less debt service on the limited recourse loan on the property) will decrease by approximately $999,000.

On April 9, 1996, using the proceeds from the sale of the Hodgkins property, the Partnership made payments of $6,090,823 and $1,386,263 to satisfy the mortgage loan obligations on the Partnership's properties leased to Gould, Inc. ("Gould") and Exide Electronics Corporation ("Exide"), respectively. The Gould and Exide loans had been scheduled to mature in March 1996 and April 1996, respectively, at which time balloon payments for the entire outstanding principal balance were due. As a result of paying off the mortgage loans, the Partnership's annual cash flow will increase by approximately $1,024,000.

Note 6.  Hotel Property in Rapid City, South Dakota:

The Partnership owns a hotel property in Rapid City, South Dakota which it currently operates as a Holiday Inn. The purchase of the hotel in 1985 included $6,800,000 of tax-exempt bonds which are supported by a letter of credit issued by a third party. In September 1994, the Partnership was advised by Holiday Inn that the Partnership would have to make significant capital improvements to the hotel by January 1997 pursuant to Holiday Inn's core modernization plan or surrender its license to operate as a Holiday Inn by that time. The estimated costs of complying with the core modernization plan were estimated by the Partnership to be $1,925,000. The Partnership concluded that it would be too costly to comply with the plan and that it would be appropriate to seek an affiliation with another national hotel chain. In order to obtain such affiliation, the Partnership estimates that the hotel will need approximately $500,000 in capital improvements. The Partnership is now actively engaged in seeking such new affiliation.

The letter of credit supporting the tax-exempt lender which originally expired in May 1995 was extended through October 1997. The extension agreement obligates the Partnership to use its best efforts to sell the hotel property no later than the expiration of the extension term. Under the extension agreement, the Partnership is obligated for each twelve-month period ended October 31 to deposit 50% of the cash flow from the hotel operation in either the security reserve deposited with the trustee of the tax-exempt bonds or the special escrow account deposited with the letter of credit issuer. The initial twelve-month period commenced on October 1, 1995.

The Partnership is committed to seek a sales price of no less than the outstanding principal balance less (i) the balances in the security reserve and escrow balances, (ii) the usual and customary costs of selling the property, and
(iii) any amounts advanced by the Partnership to operate and maintain the hotel business including amounts used to convert the hotel from a Holiday Inn to the franchisee of another hotel chain. As of June 30, 1996, the outstanding principal balance on the mortgage bonds of $6,800,000 was in excess of the funds held by the trustee and letter of credit issuer by approximately $4,100,000. The Partnership is actively involved in discussions with a potential purchaser. Although there is no assurance that these negotiations will result in a sale of the property, the Partnership has charged $1,300,000 as a writedown to net realizable value of the Rapid City property to an amount that Management believes would approximate the sum of (a) potential proceeds from a sale with this potential purchaser after costs of such sale and (b) the unamortized portion of the deferred gain that was realized upon acquiring the hotel operation in 1991 in connection with a settlement from the former lessee. The Rapid City hotel property is currently classified as real estate held for sale in the accompanying financial statements.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS



Results of Operations:

    Net income for the three-month and six-month periods ended June 30, 1996 increased by $3,116,000 and $3,048,000 compared with the similar periods ended June 30, 1995. The increase in net income was primarily due to the gains on sale of real estate recognized by the Partnership in 1996 including a gain of $4,408,000 on the sale of a warehouse property in Hodgkins, Illinois leased to GATX Logistics, Inc. ("GATX") in April 1996. This was partially offset by a noncash charge of $1,300,000 on the writedown to net realizable value of the hotel property in Rapid City, South Dakota. Excluding the effects of the aforementioned items, income would have been unchanged for the comparable three-month periods and reflected a decrease of $150,000 for the comparable six-month periods. The decrease for the comparable six-month periods was due, in part, to nonrecurring other income in 1995 as well as decreases in lease revenues and other interest income, and an increase in property expenses. The effects of these items were partially offset by decreases in interest, depreciation and general and administrative expenses.

    The decrease in revenues resulted from the sale of the Helena, Montana office building in the first quarter of 1996, the aforementioned sale of the GATX property and the sale of properties in September 1995 which had been leased to Industrial General Corporation ("IGC"). Other interest income was higher during 1995 as the Partnership's cash balances were higher in the interval between property dispositions during the fourth quarter of 1994 and the payment from such funds of a special distribution to partners in April 1995. The increase in property expenses was due, in part, to costs associated with reviewing the Partnership's options for the Rapid City property. The decrease in interest expense was due to the satisfaction of the mortgages on three properties sold in 1995 and 1996 and the payment in full, using proceeds from the GATX property sale, of mortgage loans on properties leased to Gould, Inc. ("Gould") and Exide Electronics Corporation ("Exide"). The decrease in depreciation is attributable to the sale of the Helena and GATX properties. The decrease in general and administrative costs was due to higher office and state tax expenses in 1995. The moderation of such costs in 1996 was anticipated and the current amounts incurred for such expenses is expected to be more representative of such costs in the near future. Annual cash flow (rentals, net of debt service requirements on the mortgage loans) as a result of the Helena and GATX properties will decrease by $1,190,000; however, $1,024,000 of such reduction will be offset by the benefit of paying off the Exide and Gould property loans and thereby further reducing the Partnership's overall debt service requirements.

Hotel operating income was stable. The Rapid City hotel reflected a slight increase in revenue but sustained a 2% decrease in its occupancy rate. Earnings for the Alpena hotel were stable while revenues at the Petoskey hotel decreased in spite of a 5% increase in the occupancy rate. The hotel operations generally earn most of their profits in the third quarter; however, earnings may decrease if the Rapid City hotel is sold before the end of the third quarter.

Financial Condition:

    While there has been no material change in the Partnership's financial condition since December 31, 1995, the Partnership's cash position has improved and both its asset base and its mortgage debt have decreased substantially as the result of two property sales and the satisfaction of four mortgage obligations. Cash flow from operations was not sufficient to fully fund distributions paid to partners and scheduled principal payment installments. The distribution rate was reduced in April 1996 to bring distributions to partners in line with cash flow from operations. The Partnership expects to prudently increase its distribution rate over the coming quarters while maintaining adequate cash reserves. In addition, the Partnership should have the necessary cash reserves to fully fund improvements at the Alpena and Petoskey, Michigan hotel operations which completion is estimated to amount to $150,000 to comply with the Holiday Inn core modernization plan.

                       CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)

          Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued



    A balloon payment of $1,071,000 is scheduled to be paid in January 1997 on the limited recourse mortgage loan on the Stoody Deloro Stellite ("Stoody") property. As the Stoody lease has an initial term through 2010, the Partnership should be able to refinance the loan on or prior to its due date. Based on its current cash position, the Partnership has the option of using cash reserves to pay off the Stoody loan. In addition, the Partnership is continuing to attempt to resolve the uncertainty regarding the matured mortgage loan on the properties leased to Arley Merchandise Corporation ("Arley") which has a balance of $4,755,000. Although the loan has matured, the Partnership has continued to pay monthly debt service installments and has not demanded payment of the entire outstanding principal balance. To the extent that a demand is made for payment on the Arley loan, the Partnership could evaluate various alternatives, including refinancing its properties which are unleveraged.

    If the Rapid City property is sold, the Partnership's remaining four mortgage loans will amount to $15,600,000. The Partnership's cash flow will decrease if the Rapid City property is sold. Cash flow would also be expected to decrease if the Partnership retains ownership because upon the expected loss of the hotel's affiliation with Holiday Inn average room rates would be expected to decrease.

                       CORPORATE PROPERTY ASSOCIATES 5
                      (a California limited partnership)



                                   PART II




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:

             None

      (b)    Reports on Form 8-K:

             During the quarter ended June 30, 1996, the Partnership filed a report on Form 8-K dated June 3, 1996 for Item 2, Acquisition or Disposition of Assets and Item 7b, Pro forma financial information.

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


                                  CORPORATE PROPERTY ASSOCIATES 5
                                  (a California limited partnership)

                                  By:  CAREY CORPORATE PROPERTY, INC.




          8/8/96                  By:     /s/ Claude Fernandez
          ------                          --------------------
           Date                           Claude Fernandez
                                          Executive Vice President and
                                          Chief Administrative Officer
                                          (Principal Financial Officer)




          8/8/96                  By:     /s/ Michael D. Roberts
          ------                          ----------------------
           Date                           Michael D. Roberts
                                          First Vice President and Controller
                                          (Principal Accounting Officer)