Form 10-Q
period 1996-09-30
CORPORATE PROPERTY ASSOCIATES 5
filed 1996-11-08
CIK 718075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              SEPTEMBER 30, 1996
                               -------------------------------------------------

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

                                                               X  Yes     No
                                                              ---     ---


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


                                                                   Yes     No
                                                                ---    ---

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)





                                      INDEX



                                                                     Page No.

 PART I

 Item 1. - Financial Information*

               Balance Sheets, December 31, 1995 and
               September 30, 1996                                       2

               Statements of Operations for the three and nine
               months ended September 30, 1995 and 1996                 3

               Statements of Cash Flows for the nine
               months ended September 30, 1995 and 1996                 4

               Notes to Financial Statements                           5-7

 Item 2. - Management's Discussion of Operations                       8-9


 PART II

 Item 6. - Exhibits and Reports on Form 8-K                             10

 Signatures                                                             11






*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS


                                                                     December 31,               September 30,
                                                                       1995                         1996
                                                                     ------------               -------------
                                                                       (Note)                   (Unaudited)
         ASSETS:
Land, buildings and personal property,
    net of accumulated depreciation of
    $16,636,945 at December 31, 1995 and
    $13,512,314 at September 30, 1996                                 $34,358,635                $25,312,688
Net investment in direct
    financing leases                                                   19,352,938                 19,312,798
Real estate held for sale                                              10,388,398                  4,292,451
Cash and cash equivalents                                               2,300,682                  6,067,134
Escrow funds                                                            2,977,622                  3,136,555
Accrued interest and  rents receivable                                      9,634                     33,221
Other assets                                                            2,880,493                  2,777,155
                                                                      -----------                -----------

           Total assets                                               $72,268,402                $60,932,002
                                                                      ===========                ===========

         LIABILITIES:

Mortgage notes payable                                                $36,065,145                $22,170,740
Note payable to affiliate                                               1,151,000                  1,151,000
Accrued interest payable                                                  170,877                     76,818
Accounts payable and accrued expenses                                     572,267                    531,381
Accounts payable to affiliates                                            144,553                     98,165
Prepaid rental income                                                       3,051                    196,011
Deferred gains and other liabilities                                    2,415,446                  2,098,694
                                                                      -----------                -----------
           Total liabilities                                           40,522,339                 26,322,809
                                                                      -----------                -----------

         PARTNERS' CAPITAL:

General Partners                                                         (262,961)                   (55,783)

Limited Partners (113,200 Limited
Partnership Units outstanding)                                         32,009,024                 34,664,976
                                                                      -----------                -----------
           Total partners' capital                                     31,746,063                 34,609,193
                                                                      -----------                -----------

           Total liabilities and
               partners' capital                                      $72,268,402                $60,932,002
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

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                          Three Months Ended                                   Nine Months Ended
                               September 30, 1995       September 30, 1996          September 30, 1995       September 30, 1996
                               ------------------       ------------------          ------------------       ------------------
Revenues:
  Rental income from
    operating leases                  $ 1,161,275                $  709,026               $ 3,473,206               $ 2,511,102
  Interest from direct
    financing leases                      821,538                   880,627                 3,055,846                 2,550,801
  Other interest income                    60,851                    62,996                   274,551                   156,247
  Revenue of hotel
    operations                          2,516,094                 2,612,241                 5,431,224                 5,550,474
  Other income                                                                                 47,483                     1,000
                                      -----------                ----------               -----------               -----------
                                        4,559,758                 4,264,890                12,282,310                10,769,624
                                      -----------                ----------               -----------               -----------
Expenses:
  Interest                                854,055                   457,552                 2,647,539                 1,710,905
  Depreciation                            459,423                   298,579                 1,546,743                 1,053,803
  General and
    administrative                        125,121                   107,528                   640,106                   349,472
  Property expenses                        88,216                   128,685                   328,337                   456,301
  Amortization                              8,501                     1,291                    24,876                    13,301
  Operating expenses of
    hotel operations                    1,519,800                 1,619,184                 3,986,045                 4,080,977
  Writedown to net realizable
    value                               1,691,640                                           1,691,640                 1,300,000
                                      -----------                ----------               -----------               -----------
                                        4,746,756                 2,612,819                10,865,286                 8,964,759
                                      -----------                ----------               -----------               -----------

      (Loss) income before
        (loss) gain on sales
        of real estate                   (186,998)                1,652,071                 1,417,024                 1,804,865

(Loss) gain on sales of
  real estate                          (1,719,828)                                         (1,719,828)                4,498,823
                                      -----------                ----------               -----------               -----------

    Net (loss) income                 $(1,906,826)               $1,652,071               $  (302,804)              $ 6,303,688
                                      ===========                ==========               ===========               ===========

Net (loss) income allocated
  to General Partners                 $  (114,409)               $   99,124               $   (18,168)              $   413,612
                                      ===========                ==========               ===========               ===========

Net (loss) income allocated
  to Limited Partners                 $(1,792,417)               $1,552,947               $  (284,636)              $ 5,890,076
                                      ===========                ==========               ===========               ===========


Net (loss) income per Unit
  (113,200 Limited
  Partnership Units)
                                        $(15.83)                  $13.72                     $(2.51)                  $52.03
                                        =======                   ======                     ======                   ======


The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                    -----------------------------------
                                                                                    1995                          1996
                                                                                    ----                          ----
Cash flows from operating activities:
  Net (loss) income                                                                $  (302,804)                $  6,303,688
  Adjustments to reconcile net (loss) income
      to net cash provided by operating activities:
      Depreciation and amortization                                                  1,571,619                    1,067,104
      Other noncash items                                                                9,365                      (13,567)
      Loss (gain) on sales of real estate                                            1,719,828                   (4,498,823)
      Writedown to net realizable value                                              1,691,640                    1,300,000
      Net change in operating assets and liabilities                                  (424,721)                    (117,313)
                                                                                   -----------                 ------------
        Net cash provided by operating activities                                    4,264,927                    4,041,089
                                                                                   -----------                 ------------

Cash flows from investing activities:
  Additional capitalized costs                                                        (764,351)                    (172,006)
  Deposit to escrow account                                                           (600,000)
  Proceeds from sale of real estate                                                  3,387,362                   14,378,057
  Purchase of interest in limited partnership                                       (1,750,175)
                                                                                   -----------                 ------------
        Net cash provided by investing activities                                      272,836                   14,206,051
                                                                                   -----------                 ------------

Cash flows from financing activities:
  Distributions to partners                                                         (6,640,252)                  (3,440,558)
  Partial prepayment of note payable to affiliate                                     (144,000)
  Payments on mortgage principal                                                      (372,162)                    (354,518)
  Prepayment of mortgage payable                                                    (2,200,000)                 (10,685,612)
  Deferred financing costs                                                              (5,000)
                                                                                   -----------                 ------------
        Net cash used in financing activities                                       (9,361,414)                 (14,480,688)
                                                                                   -----------                 ------------

           Net (decrease) increase in cash and cash equivalents                     (4,823,651)                   3,766,452

      Cash and cash equivalents, beginning of period                                 7,926,845                    2,300,682
                                                                                   -----------                 ------------

           Cash and cash equivalents, end of period                                $ 3,103,194                 $  6,067,134
                                                                                   ===========                 ============


Supplemental disclosure of cash flows information:

        Interest paid                                                              $ 2,777,678                 $  1,851,596
                                                                                   ===========                 ============


Supplemental schedule of noncash investing and financing activities:

In connection with the January 1996 sale of a Partnership property, the purchaser assumed a mortgage obligation of $2,854,275 and accrued interest thereon of $12,049 from the Partnership.

In connection with the September 1995 sale of properties, the purchaser assumed a mortgage loan obligation of $720,401 and accrued interest thereon of $5,780.


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



Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the nine months ended September 30, 1996 are summarized as follows:

  Quarter Ended              General Partners       Limited Partners       Per Limited Partner Unit
  -------------              ----------------       ----------------       ------------------------
December 31, 1995                  $84,900                $1,330,100                   $11.75
                                   =======                ==========                   ======
March 31, 1996                     $60,695                $  950,880                   $ 8.40
                                   =======                ==========                   ======
June 30, 1996                      $60,839                $  953,144                   $ 8.42
                                   =======                ==========                   ======


A distribution of $8.44 per Limited Partner Unit for the quarter ended September 30, 1996 was declared and paid in October 1996.


Note 3.  Transactions with Related Parties:

For the three-month and nine-month periods ended September 30, 1995, the Partnership incurred management fees of $27,694 and $88,104, respectively, and general and administrative expense reimbursements of $35,865 and $76,641, respectively, payable to an affiliate. For the three-month and nine-month periods ended September 30, 1996, the Partnership incurred management fees of $13,737 and $61,100 respectively, and general and administrative expense reimbursements of $19,376 and $89,921, respectively, payable to an affiliate.

The Partnership, in conjunction with certain affiliates, is a participant in an agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1995 and 1996 were $141,946 and $68,216, respectively.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:

The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operation of three hotel properties. For the nine-month periods ended September 30, 1995 and 1996, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                            1995            %          1996         %
                                            ----          ----         ----        ---
Gould, Inc.                             $  843,750      13%        $  911,250      18%
Spreckels Industries, Inc.                 765,538      12            765,538      15
DeVlieg Bullard, Inc.                      623,238       9            674,413      13
Arley Merchandise Corporation              450,000       7            450,000       9
Exide Electronics Corporation              385,893       6            429,098       8
GATX Logistics, Inc.                     1,048,950      16            380,730       8
Penn Virginia Corporation                  374,063       6            374,063       7
Stoody Deloro Stellite, Inc.               304,307       5            299,987       6
Harcourt General Corporation               175,312       3            175,312       4
Rochester Button Company                   150,483       2            168,253       3
Winn-Dixie Stores, Inc.                    143,650       2            143,650       3
Penberthy Products, Inc.                   136,897       2            148,138       3
FMP/Rauma Company                           94,973       1            108,180       2
Other                                      394,676       6             23,291       1
Industrial General Corporation             637,322      10
Inno Tech Industries, Inc.                                             10,000
                                        ----------     ----        ----------     ----
                                        $6,529,052     100%        $5,061,903     100%
                                        ==========     ====        ==========     ====


Operating results of the three hotel properties for the nine-month periods ended September 30, 1995 and 1996 are summarized as follows:

                                                     1995                 1996
                                                  -----------        ------------
Revenues                                          $ 5,431,224        $ 5,550,474
Fees paid to hotel management company                (113,871)          (121,700)
Other operating expenses                           (3,872,174)        (3,959,277)
                                                  -----------        -----------
Hotel operating income                            $ 1,445,179        $ 1,469,497
                                                  ===========        ===========

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 5.  Subsequent Event:

On October 1, 1996, the Partnership sold its hotel property in Rapid City, South Dakota which it operated as a Holiday Inn along with related operating assets, net of accrued operating liabilities for $4,105,000. The carrying value of the hotel property of $4,292,451 has been classified as real estate held for sale as of December 31, 1995 and September 30, 1996.

Under an agreement with the issuer of the letter of credit supporting the $6,800,000 tax-exempt mortgage bond on the Rapid City property, the Partnership had agreed to use its best efforts to sell the hotel property in exchange for an additional extension of the letter of credit from October 1995 to October 1997. The net proceeds from the sale along with a bond security reserve sinking fund of $1,895,000 and accumulated interest in the reserve account of approximately $461,000, a special escrow account of $400,000 which had previously been deposited with the issuer of the letter of credit and $184,000 of cash were used to pay the bond obligation. The Partnership estimates that it will recognize a gain on the sale of approximately $450,000 in the fourth quarter. Such gain will include the recognition of certain gains which were deferred when the Partnership acquired the hotel operation in connection with a settlement from the former lessee in 1991.

In September 1994, the Partnership was advised by Holiday Inn that it would need to upgrade the hotel's physical plant by January 1997 in accordance with a modernization plan adopted by Holiday Inn or surrender its Holiday Inn license. As the cost of such upgrade was estimated to be $1,925,000 as compared with an estimate of $500,000 to maintain the hotel in its current condition, Management concluded that such additional investment would not justify compliance with the modernization plan. Although Management was considering an affiliation with another national hotel chain, earnings were expected to decline after any change in affiliation. Annual cash flow from the hotel (hotel earnings, adjusted for depreciation and amortization, less debt service on the tax-exempt bonds) for 1995, the last full year of operations, was $305,000.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS

Results of Operations:

      Net income for the three-month and nine-month periods ended September 30, 1996 increased by $3,559,000 and $6,606,000, respectively, as compared with the same periods ended September 30, 1995. Excluding the effect of gains and losses on the sale of real estate, noncash charges on the writedown of properties to estimated net realizable value and nonrecurring items included in other income, income would have reflected increases of $147,000 and $43,000 for the comparable three-month and nine-month periods, respectively. Income for the current nine-month period benefitted from $4,499,000 of realized gains on the sales of the Helena, Montana multi-tenant office building which was primarily occupied by IBM Corporation and the warehouse property in Hodgkins, Illinois leased to GATX Logistics, Inc. ("GATX") in January 1996 and April 1996, respectively. The prior year's three-month and nine-month results were negatively impacted by a $1,720,000 loss on the sale of three properties which had been leased to Industrial General Corporation ("IGC") and the $1,692,000 charge on the writedowns to net realizable value of the Rapid City hotel property and a property in Elyria, Ohio which lease with IGC was terminated when the other IGC properties were sold. Results for the current nine-month period were also impacted by an additional $1,300,000 writedown of the Rapid City property, which was incurred in the second quarter of 1996. The Rapid City property was subsequently sold in October 1996.

      The increase in income, exclusive of nonrecurring items, was due to decreases in interest, depreciation and general and administrative expenses and was partially offset by a decrease in lease revenues. Depreciation expense decreased as a result of the sales of the Helena and GATX properties in 1996 and the reclassification since December 31, 1995 of the Rapid City hotel property as real estate held for sale. The decrease in interest expense was due to the satisfaction of the mortgages on properties sold in 1995 and 1996 as well as the prepayment of mortgages on properties leased to Gould, Inc. ("Gould") and Exide Electronics Corporation ("Exide") from proceeds generated from the GATX sale. General and administrative expenses for the nine-month period decreased due to higher office expenses and partnership state franchise tax charges in 1995. As expected, such expenses moderated during 1996. Lease revenues decreased as a result of the Helena and the GATX sales in 1996 and the sale of the IGC properties in September 1995. Annual cash flow (rentals, net of debt service requirements on the mortgage loans) will decrease by $1,190,000 as a result of the Helena and GATX dispositions; however, $1,024,000 of such reduction in cash flow will be offset by the benefit of paying off the Exide and Gould property loans, thereby eliminating debt service on such properties.

      Hotel operating income was stable. A 10% increase in occupancy at the Petoskey hotel and a 6% increase in food and beverage revenue increased earnings at this hotel even though the average room rate declined 9%. The occupancy rate and average room rate both increased by 3% at the Alpena hotel. These increases were offset by a 17% decrease in earnings at the Rapid City hotel which incurred a 4% and 5% decrease in occupancy and average room rates, respectively. As the business at Alpena and Petoskey is seasonal, the hotel operation is not expected to contribute any earnings for the remainder of the year. With the October sale of the Rapid City property, hotel earnings will decline substantially as this property contributed approximately 50% of hotel revenues and over 60% of hotel earnings. Annual cash flow (hotel earnings, adjusted for depreciation and amortization, less debt service requirements) from Rapid City operations, before the effect of funding improvements, was approximately $305,000.

      In September 1994, the Partnership was advised by Holiday Inn that it would need to upgrade the physical plant at the three hotels by January 1997 in accordance with a modernization plan adopted by Holiday Inn or surrender its Holiday Inn licenses. As the cost of such upgrade for the Rapid City property was estimated to be $1,925,000 as compared with an estimate of $500,000 to maintain the hotel in its current condition, Management concluded that such additional investment would not justify compliance with the plan at Rapid City. The Alpena and Petoskey hotels are nearing completion of the modernization upgrades and will retain their Holiday Inn affiliation. Although the Partnership was considering an affiliation with another national hotel chain for the Rapid City hotel, earnings were expected to decline after any change in affiliation. Under its extension agreement with the issuer of a letter of credit which supported the tax-exempt mortgage bond on the Rapid City hotel, the Partnership had agreed to use its best effort to sell the Rapid City property. Without such extension agreement, the Partnership would have had to surrender the property at the initial expiration of the letter of credit in May 1995 and may not have realized the benefit of the cash flow from operating the Rapid City hotel as a Holiday Inn for this additional period.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

            Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS Continued



Financial Condition:

      There has been no material change in the Partnership's financial condition since December 31, 1995. With the sale of properties and the use of a portion of such proceeds to pay off other mortgage debt, the Partnership's leverage has decreased substantially and will decrease further with the satisfaction of the $6,800,000 of mortgage debt on the Rapid City property in October 1996. Cash flow from operations of $4,041,000 was sufficient to pay distributions to partners of $3,441,000 and scheduled principal installments of $355,000. Accordingly, absent any negative developments, the Partnership should have sufficient cash flow from operations to prudently increase the distribution rate to limited partners which rate was reduced in April 1996.

      In January 1997, the Partnership is scheduled to make a balloon payment of $1,071,000 on the limited recourse mortgage loan on the Stoody Deloro Satellite ("Stoody") property. As the Stoody lease has an initial term through 2010, the Partnership expects that it should be able to refinance the loan. Based on its current cash position, the Partnership could pay the entire outstanding loan balance from cash reserves. In addition, the Partnership is continuing to attempt to resolve the uncertainty regarding the matured mortgage loan on the properties leased to Arley Merchandise Corporation ("Arley") which has a balance of $4,755,000. Although the loan has matured, the Partnership has continued to pay monthly debt service installments. On October 31, 1996, the lender made a demand for payment of the entire outstanding principal balance. The Partnership is currently engaging in discussions with the Arley lender regarding a possible restructuring of the loan. To the extent that a resolution is not agreed to, the Partnership could evaluate various alternatives, including refinancing the Arley properties with another lender.

      With the sale of the Rapid City property, mortgage indebtedness will decrease to $15,370,000, consisting of the Stoody and Arley loans and the mortgage loans on the Alpena and Petoskey properties which are cross-collateralized with mortgages and/or lease assignments on eight other Partnership properties. With the reduction in overall leverage, the Partnership now has increased borrowing capacity including the potential for Partnership level recourse financing; however, the Partnership is not currently seeking to use such financing or increase its debt.


      The General Partners are currently investigating ways to provide liquidity for limited partners on a tax-effective basis.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)



                                     PART II




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None

         (b)        Reports on Form 8-K:

                    During the quarter ended September 30, 1996, the Partnership was not required to file any reports on Form 8-K.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)





                                   SIGNATURES






         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CORPORATE PROPERTY ASSOCIATES 5
                               (a California limited partnership)

                               By: CAREY CORPORATE PROPERTY, INC.




           11/8/96             By:  /s/ Claude Fernandez
           -------                 ------------------------------------
            Date                   Claude Fernandez
                                   Executive Vice President and
                                   Chief Administrative Officer
                                   (Principal Financial Officer)




           11/8/96             By:  /s/ Michael D. Roberts
           -------                 ------------------------------------
            Date                   Michael D. Roberts
                                   First Vice President and Controller
                                   (Principal Accounting Officer)