Form 10-K405
period 1996-12-31
CORPORATE PROPERTY ASSOCIATES 5
filed 1997-04-04
CIK 718075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended          DECEMBER 31, 1996

                                       or

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

       NONE                                                NONE

           Securities registered pursuant to Section 12(g) of the Act:

                            LIMITED PARTNERSHIP UNITS
                                (Title of Class)


                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                             [ X ] Yes  [   ] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Limited Partnership Units.

                                     PART I


Item 1.  Business.


            Registrant is engaged in the business of investing in commercial and industrial real estate properties which are net leased to commercial and industrial entities. Registrant was organized as a California limited partnership on April 12, 1983. The General Partners of Registrant are Carey Corporate Property, Inc. (the "Corporate General Partner"), a Delaware corporation and William Polk Carey (the "Individual General Partner"). The Corporate General Partner is 79.9% owned by W. P. Carey & Co., Inc. ("W.P. Carey"), 10.1% owned by William P. Carey ("Carey") and 10% by Lehman Brothers, Inc. Affiliates of the Corporate General Partner and the Individual General Partner are also the General Partners of affiliates of Registrant, Corporate Property Associates ("CPA(R):1"), Corporate Property Associates 2 ("CPA(R):2"), Corporate Property Associates 3 ("CPA(R):3"), Corporate Property Associates 4, a California limited partnership ("CPA(R):4"), Corporate Property Associates 6 - a California limited partnership ("CPA(R):6"), Corporate Property Associates 7 - a California limited partnership ("CPA(R):7"), Corporate Property Associates 8, L.P., a Delaware limited partnership ("CPA(R):8"), Corporate Property Associates 9, L.P., a Delaware limited partnership ("CPA(R):9"), and the advisor of Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(TM)") and Corporate Property Associates 12 Incorporated ("CPA(R):12"). Registrant has a management agreement with Carey Corporate Property Management Company ("Carey Management"), a division of W.P. Carey. According to the terms of this agreement, Carey Management performs a variety of management services for Registrant. Registrant has entered into an agreement with Fifth Rock L.P., an affiliate, for the purpose of leasing office space. Reference is made to the Prospectus of Registrant dated August 2, 1983, as supplemented by a Supplement dated September 29, 1983, filed pursuant to Rules 424(b) and 424(c), respectively, under the Securities Act of 1933 and incorporated herein by reference (said Prospectus, as so supplemented, is hereinafter called the "Prospectus").

            Registrant has two industry segments consisting of the investment in and the leasing of industrial and commercial real estate and the operation of a hotel business at two properties. See Selected Financial Data in Item 6 and Management's Discussion and Analysis in Item 7 for a summary of Registrant's operations. By assuming the operation of the hotel businesses from former tenants, Management intends to preserve the value of the underlying investment while generating a contribution to Registrant's operating cash flow. Also see the material contained in the Prospectus under the heading INVESTMENT OBJECTIVES AND POLICIES.

            The properties owned by Registrant are described in Item 2. Registrant's entire net proceeds from the public offering, less a working capital reserve have been fully invested in net leased commercial and industrial real estate since March 17, 1988, the date of Registrant's final real estate acquisition.

            Except for the two hotel properties, Registrant's properties are leased to corporate tenants under net leases. A net lease generally requires tenants to pay all operating expenses relating to the leased properties including maintenance, real estate taxes, insurance and utilities which under other forms of leases are often paid by the lessor. Lessees are required to include Registrant as an additional insured party on all insurance policies relating to the leased properties. In addition, substantially all of the net leases include indemnification provisions which require the lessees to indemnify Registrant and the General Partners for liabilities on all matters related to the leased properties. Registrant believes that the insurance and indemnity provided on its behalf by its lessees provides adequate coverage for property damage and any liability claims which may arise against Registrant's ownership interests. In addition to the insurance and indemnification provisions of the leases, Registrant has contingent property and liability insurance on its leased properties and primary property and liability coverages on its two hotel properties. Management believes that its insurance is adequate. To the extent that any lessees are not financially able to satisfy indemnification obligations which exceed insurance reimbursements, Registrant may incur the costs necessary to repair property and settle liabilities.

            As described above, lessees generally retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data reportable on Registrant's leased properties. Current rental income is reported in Note 9 to the Financial Statements in Item

8. As discussed in Item 7, Management's Discussion and Analysis, Registrant's leases generally provide for periodic rent increases which are either fixed or based on formulas indexed to increases in the Consumer Price Index. Leases provide for purchase options which are exercisable between 1997 and 1999 on properties leased to Stoody Deloro Stellite, Inc. ("Stoody"), Arley Merchandise Corporation and Gould, Inc. ("Gould"), respectively. The purchase options generally provide for an exercise price based on the greater of fair market value, as defined in the lease, or a stated amount. Stoody has the option to purchase its leased property in December 1997 at a purchase price of the greater of $3,000,000 or fair market value.

            As Registrant's objective has been to invest in properties which are occupied by a single corporate tenant and subject to long-term net leases with such lease obligation backed by the credit of the corporate lessee, Registrant's properties are not generally subject to the competitive conditions of local and regional real estate markets. In selecting its real estate investments, Registrant's strategy was to identify properties of material importance to the lessee so that the lessee may be more likely to extend its lease beyond the initial term or exercise a purchase option if such option was provided for in the lease agreement. None of Registrant's leases expire until 1998. Registrant is more likely to be affected by the financial condition of its lessees rather than the competitive conditions of the real estate marketplace. Registrant's strategy has been to diversify its investments among tenants, property types and industries with geographical diversification being only a secondary objective. The Alpena, and Petoskey businesses are seasonal in nature with occupancy rates for the year ended December 31, 1996 of 58% and 49%, respectively. The occupancy rates increased by 6% for Alpena and 14% Petoskey from that of the prior year. Registrant sold the Rapid City hotel in October 1996.

            During 1996, Registrant sold a multi-tenant office building in Helena, Montana, a property formerly leased to GATX Logistics, Inc. ("GATX") and the Rapid City, South Dakota hotel. In connection with these sales, the related mortgages were either assumed by the purchaser or satisfied with sales proceeds. Additionally, Registrant paid off mortgage loans on the Gould, Exide Electronics Corporation and Stoody properties.

            For the year ended December 31, 1996, revenues from properties occupied by lease obligors which accounted for 10% or more of the revenues of the industrial and commercial real estate segment of Registrant were as follows:
Gould 18%; Spreckels Industries, Inc., 15% and DeVlieg Bullard, Inc., 14%. No other property owned by Registrant accounted for 10% or more of its total real estate operating revenue during 1996. Revenues from the industrial and commercial real estate segment represent approximately 50% of total revenues. See Note 9 to the Financial Statements in Item 8.

            For the year ended December 31, 1996, gross revenues from the hotel operations business segment were $6,360,000 (approximately 48% of total revenues). The 1996 gross revenues include the operations from the hotel property in Rapid City, South Dakota through the date of sale, October 1, 1996.

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



Item 2.  Properties.

     LEASE                                                          TYPE OF OWNERSHIP
    OBLIGOR            TYPE OF PROPERTY         LOCATION                INTEREST
----------------       ----------------         --------            -----------------
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

(4)                    Hotels                   Petoskey and        Ownership of 65%
                                                Alpena,             interest in land
                                                Michigan            and buildings (1)

EXIDE ELECTRONICS      Office and               Raleigh,            Ownership of land
CORPORATION            Research Facility        North Carolina      and building

HARCOURT GENERAL       Movie Theater            Canton,             Ownership of land
CORPORATION                                     Michigan            and building (3)

INNO TECH              Office, and Manufac-     Elyria,             Ownership of land
INDUSTRIES, INC.       turing Facility          Ohio                and buildings

     LEASE                                                           TYPE OF OWNERSHIP
    OBLIGOR                  TYPE OF PROPERTY       LOCATION             INTEREST
----------------             ----------------       --------         -----------------
GOULD, INC.                  Manufacturing and      Oxnard,          Ownership of land
                             Research Facility      California       and building


DEVLIEG BULLARD, INC.        Manufacturing          Frankenmuth,     Ownership of land
                             Facilities -           Michigan         and buildings (3)
                             2 locations            McMinnville,
                                                    Tennessee


PENBERTHY                    Manufacturing          Prophetstown,    Ownership of land
PRODUCTS, INC.               Facility               Illinois         and building (3)


STOODY DELORO                Manufacturing          Goshen,          Ownership of land
STELLITE, INC.               Facility               Indiana          and building


WINN-DIXIE                   Supermarket            Montgomery,      Ownership of land
STORES, INC.                                        Alabama          and buildings (3)


SUNDS DEFIBRATOR             Manufacturing          Carthage,        Ownership of land
WOODHANDLING, INC.           Facility               New York         and buildings
(formerly FMP/RAUMA, CO.)


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

            The material terms of Registrant's leases with its significant tenants are summarized in the following table:


                 Registrant's
                    Share                   Current     Lease
Lease             of Current     Square     Rent Per    Expiration    Renewal    Ownership    Terms of                    Gross
Obligor          Annual Rents    Footage     Sq.Ft.     (Mo/Year)     Terms      Interest     Purchase Option             Costs (1)
-------          ------------    -------    --------    ----------    -------    ---------    ---------------             ---------
Spreckels         $1,020,717     265,000     $3.85        12/12         YES        100%       The greater of             $5,500,000
Industries,                                                                                   fair market value
Inc.                                                                                          or $5,500,000.

Gould,             1,215,000     142,796      8.51        11/99         YES        100        Fair market value           9,875,087
Inc.

DeVlieg              953,803     409,391      2.33        04/06         YES        100        The greater of              5,092,699
Bullard,                                                                                      fair market value
Inc.                                                                                          or the sum of the
                                                                                              purchase price, of
                                                                                              $5,075,000, and any
                                                                                              mortgage prepayment
                                                                                              premium.

Arley                600,000     255,600      3.56        06/02         YES        100        The greater of              7,808,555
Merchandise                                                                                   fair market value
Corporation                                                                                   or the unpaid principal
                                                                                              balance due on the
                                                                                              mortgage loan.

Penn Virginia        498,750     116,059      4.30        08/99         YES        100        The greater of              3,703,112
Corporation                                                                                   fair market value
                                                                                              of $3,700,000.


(1) Includes original cost of investment and net increases or decreases to net investment subsequent to purchase.

            The material terms on the mortgage debt of Registrant's properties is summarized in the following table:

                                            Mortgage
                      Annual Interest       Balance        Annual Debt     Maturity    Estimated Payment
  Lease Obligor            Rate             12/31/95         Service         Date      Due at Maturity      Prepayment Provisions
-----------------     ---------------       --------       -----------     --------    -----------------    ---------------------
Arley Merchandise
Corporation           10.00%             $ 4,754,940        $570,000        06/95        $4,619,000

Alpena, Michigan
hotel property         6.60       -       94,764,500(1)      519,591      9/97-9/15         257,250(1)

Petoskey, Michigan
hotel property         6.60       -       94,764,500(1)      519.591      9/97-9/15         257,250(1)

(1) Financing consists of a series of bonds maturing between 1997 and 2015 with interest rates varying from 6.6% to 9%.

Item 3. Legal Proceedings.

            As of the date hereof, Registrant is not party to any material pending legal proceedings.



Item 4. Submission of Matters to a Vote of Security Holders.

            No matter was submitted during the fourth quarter of the year ended December 31, 1996 to a vote of security holders, through the solicitation of proxies or otherwise.



                                     PART II



Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.


            Information with respect to Registrant's common equity is hereby incorporated by reference to page 28 of Registrant's Annual Report contained in Appendix A.



Item 6. Selected Financial Data.

            Selected Financial Data are hereby incorporated by reference to page 1 of Registrant's Annual Report contained in Appendix A.




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


            Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 5 of Registrant's Annual Report contained in Appendix A.


Item 8. Financial Statements and Supplementary Data.

            The following financial statements and supplementary data are hereby incorporated by reference to pages 6 to 21 of Registrant's Annual Report contained in Appendix A:

(i)   Report of Independent Accountants.

(ii)  Balance Sheets as of December 31, 1995 and 1996.

(iii) Statements of Income for the years ended December 31, 1994, 1995 and 1996.

(iv) Statements of Partners' Capital for the years ended December 31, 1994, 1995 and 1996.

(v)   Statements of Cash Flows for the years ended December 31, 1994, 1995 and
      1996.

(vi)  Notes to Financial Statements.

Item 9. Disagreements on Accounting and Financial Disclosure.

            NONE

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.


            Registrant has no officers or directors. The directors and executive officers of the Corporate General Partner are as follows:


                                                                       Has Served as a
                                                                       Director and/or
      Name              Age          Positions Held                    Officer Since (1)
      ----              ---          --------------                    -----------------
William Polk Carey       66    Chairman of the Board                          4/84
                               Director
Francis J. Carey         71    President                                      4/84
                               Director
George E. Stoddard       80    Chairman of the Investment Committee           4/84
                               Director
Madelon DeVoe Talley     65    Vice Chairman of the Board                     4/86
                               Director
Lawrence R. Klein        76    Chairman of the Economic Policy                4/84
                                   Committee
                               Director
Barclay G. Jones III     36    Executive Vice President                       4/84
                               Director
Claude Fernandez         44    Executive Vice President                       4/84
                               Chief Administrative Officer
H. Augustus Carey        39    Senior Vice President                          8/88
Anthony S. Mohl          34    Senior Vice President                          9/87
John J. Park             32    Senior Vice President                          7/91
                               Treasurer
Michael D. Roberts       45    First Vice President                           4/89
                               Controller


(1) Each officer and director of the Corporate General Partner will hold office until the next annual meeting of the Board of Directors and thereafter until his successor shall have been elected and shall have qualified or until his prior death, resignation or removal.




            William Polk Carey and Francis J. Carey are brothers. H. Augustus Carey is the nephew of William Polk Carey and the son of Francis J. Carey.

            A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

            William Polk Carey, Chairman and Chief Executive Officer, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey & Co., Inc. ("W.P. Carey") in 1973, he served as Chairman of the Executive Committee of Hubbard,

Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also a Director of CPA(R):10, CIP(TM) and CPA(R):12.


            Francis J. Carey was elected President and a Managing Director of W.P. Carey in April 1987, having served as a Director since its founding in 1973. Prior to joining the firm full-time, he was a senior partner in Philadelphia, head of the Real Estate Department nationally and a member of the executive committee of the Pittsburgh based firm of Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships, W.P. Carey and some of its affiliates. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990. He has also served as a member of the Board of Trustees of the Investment Program Association since 1990 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A.B. and J.D. degrees from the University of Pennsylvania. Mr. Carey is also a Director of CPA(R):10 and CIP(TM).


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


            Madelon DeVoe Talley, Vice Chairman, is a member of the New York State Controller's Investment Committee, a Commissioner of the Port Authority of New York and New Jersey, former CIO of New York State Common Retirement Fund and a Trustee of the New York State Teachers Retirement System. She also served as a managing director of Rothschild, Inc. and as the President of its asset management division. Mrs. Talley was also a former Governor of the N.A.S.D. and a director of Biocraft Laboratories, a New York Stock Exchange company. She is an alumna of Sarah Lawrence College and the graduate school of International and Public Affairs at Columbia University.


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


            Barclay G. Jones III, Executive Vice President, Managing Director, and head of the Investment Department. Mr. Jones joined W.P. Carey as Assistant to the President in July 1982 after his graduation from the Wharton School of the University of Pennsylvania, where he majored in Finance and Economics. He was elected to the Board of Directors of W.P. Carey in April 1992. Mr. Jones is also a Director of the Wharton Business School Club of New York.

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

            H. Augustus Carey, Senior Vice President, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England.
He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

            Anthony S. Mohl, Senior Vice President and Director of Portfolio Management, joined W.P. Carey & Co., in 1987 as Assistant to the President after receiving his M.B.A. from the Columbia University Graduate School of Business. Mr. Mohl was employed as an analyst in the strategic planning group at Kurt Salmon Associates after receiving an undergraduate degree from Wesleyan University.

            John J. Park, Senior Vice President, Treasurer and Director of Research, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

            Michael D. Roberts joined W. P. Carey as a Second Vice President and Assistant Controller in April 1989 and is currently First Vice President and Controller. Prior to joining W.P. Carey, Mr. Roberts was employed by Coopers & Lybrand for over 8 years, where he attained the title of audit manager. A certified public accountant, Mr. Roberts received a B.A. in sociology from Brandeis University and an M.B.A. from Northeastern University.

            The officers and directors of W.P. Carey are substantially the same as above.


Item 11. Executive Compensation.

            Under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 5% of Distributable Cash From Operations is payable to the Corporate General Partner and 1% of Distributable Cash From Operations is payable to the Individual General Partner. The Corporate General Partner and the Individual General Partner received $222,847 and $44,570 respectively, from Registrant as their share of Distributable Cash From Operations during the year ended December 31, 1996. As owner of 200 Limited Partnership Units, the Corporate General Partner received cash distributions of $7,402 during the year ended December 31, 1996. See Item 6 for the net income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the Corporate General Partner, W.P. Carey or any other affiliate of Registrant during the year ended December 31, 1996.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

            As of December 31, 1996, no person owned of record or was known by Registrant to own beneficially more than 5% of the Limited Partnership Units of Registrant.

            The following table sets forth as of March 15, 1997 certain information as to the ownership by directors and executive officers of securities of Registrant:

                                                      Number of Units
                              Name of                  and Nature of        Percent
Title of Class            Beneficial Owner          Beneficial Ownership    of Class
--------------            ----------------          --------------------    --------
Limited
  Partnership Units       William Polk Carey (1)         210  units            .19%
                          Francis J. Carey
                          George E. Stoddard
                          Madelon DeVoe Talley
                          Barclay G. Jones III
                          Lawrence R. Klein
                          Claude Fernandez
                          H. Augustus Carey
                          Anthony S. Mohl
                          John J. Park
                          Michael D. Roberts
                                                         ---                   ---
All executive officers
and directors as a
group (11 persons)                                       210  units            .19%
                                                         ===                   ===


     (1) As of March 15, 1997, the Corporate General Partner, Carey Corporate Property, Inc. ("Carey Property"), owned 200 Limited Partnership Units of Registrant. William Polk Carey, the majority shareholder of Carey Property, is the beneficial owner of these Units.


            There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.




Item 13. Certain Relationships and Related Transactions.

            For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Financial Statements in Item 8. Michael B. Pollack, Senior Vice President and Secretary of the Corporate General Partner, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant.


            No officer or director of the Corporate General Partner, W.P. Carey or any other affiliate of Registrant or any member of the immediate family or associated organization of any such officer or director was indebted to Registrant at any time since the beginning of Registrant's last fiscal year.

                                     PART IV




Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


   (a)      1.    Financial Statements:

                  The following financial statements are filed as a part of this
                  Report:

   Report of Independent Accountants.

   Balance Sheets as of December 31, 1995 and 1996.

   Statements of Income for the years ended December 31, 1994, 1995 and 1996.

   Statements of Partners' Capital for the years ended December 31, 1994, 1995 and 1996.

   Statements of Cash Flows for the years ended December 31, 1994, 1995 and
   1996.

   Notes to Financial Statements.

   The financial statements are hereby incorporated by reference to pages 6 to 21 of Registrant's Annual Report contained in Appendix A.







   (a)      2.    Financial Statement Schedule:

                  The following schedule is filed as a part of this Report:

   Schedule III -Real Estate and Accumulated Depreciation as of December 31,
   1996.

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

Exhibit                                                             Method of
  No.        Description                                             Filing
-------      -----------                                            ---------
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
                                                           1984

Exhibit                                                             Method of
  No.        Description                                             Filing
-------      -----------                                            ---------
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

Exhibit                                                             Method of
  No.        Description                                             Filing
-------      -----------                                            ---------
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
                                                           4, 1986

Exhibit                                                             Method of
  No.        Description                                             Filing
-------      -----------                                            ---------
  4.77     Assignment of Lessor's Interest in              Filed as Exhibit 4.12 to
           Lease with Assignment of Rents,                 Registrant's Report on
           Income and Cash Collateral, dated               Form 8-K dated March
           February 14, 1986, from Registrant to           4, 1986
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

 10.1      Agreement of Sale dated December 30, 1983       Exhibit 10.1 to Form 10-K
           between Eaton Corporation and Registrant.       filed April 10, 1984

Exhibit                                                             Method of
  No.        Description                                             Filing
-------      -----------                                            ---------
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
                                                           March 29, 1985

Exhibit                                                             Method of
  No.        Description                                             Filing
-------      -----------                                            ---------
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

 10.27     Lease Agreement between                         Filed as Exhibit 10.1 to
           Registrant as Landlord and                      Registrant's Report on
           Exide Electronics Corporation                   Form 8-K dated July 2,
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

 10.34     Lease Guaranty dated July 16,                   Filed as Exhibit 10.2 to
           1985 between Registrant and GCC.                Registrant's Form
                                                           10-Q dated August
                                                           15, 1985

 10.35     Memorandum of Lease dated                       Filed as Exhibit 10.3 to
           July 11, 1985 between                           Registrant's Form
           Registrant and GCC.                             10-Q dated August
                                                           15, 1985

 10.40     Lease Agreement dated November                  Filed as Exhibit 10.1 to
           25, 1985 between Registrant, as                 Registrant's Report on
           Lessor, and Gould Inc., as                      Form 8-K dated December 9,
           Lessee.                                         1985

Exhibit                                                             Method of
  No.        Description                                             Filing
-------      -----------                                            ---------
 10.41     Memorandum of Lease dated                       Filed as Exhibit 10.2 to
           November 21, 1985, between                      Registrant's Report on
           Registrant, as Landlord, and                    Form 8-K dated December 9,
           Gould Inc., as Tenant.                          1985

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
                                                           1986

Exhibit                                                             Method of
  No.        Description                                             Filing
-------      -----------                                            ---------
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

 10.58     Lease dated September 13, 1995 between G.I.     Filed as Exhibit 10.1 to
           Pastek Limited Partnership, as Tenant, and      Registrant's Form 8-K
           G.I. Plastek Industrial Properties Limited      dated September 29, 1995
           Partnership, as Landlord.

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

 28.6      Bill of Sale dated April 11, 1984               Filed as Exhibit 28.6
           from Rochester to Registrant.                   to Registrant's Report
                                                           on Form 8-K dated
                                                           April 25, 1984

 28.10     Deed dated July 13, 1984 from Shapson           Filed as Exhibit 28.4
           Realty Corp. to Registrant.                     to Registrant's Report
                                                           on Form 8-K dated
                                                           July 26, 1984

Exhibit                                                             Method of
  No.        Description                                             Filing
-------      -----------                                            ---------
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

 28.43     Deed dated November 25, 1985 from               Filed as Exhibit 28.1 to
           Gould Inc. to Registrant.                       Registrant's Report on
                                                           Form 8-K dated
                                                           December 9, 1985

 28.44     Bill of Sale dated November 25,                 Filed as Exhibit 28.2 to
           1985 from Gould Inc. to Registrant.             Registrant's Report on
                                                           Form 8-K dated
                                                           December 9, 1985

Exhibit                                                             Method of
  No.        Description                                             Filing
-------      -----------                                            ---------
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
                                                           January 7, 1987

Exhibit                                                             Method of
  No.        Description                                             Filing
-------      -----------                                            ---------
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

Exhibit                                                             Method of
  No.        Description                                             Filing
-------      -----------                                            ---------
 28.72     Agreement of Limited Partnership of G.I.        Filed as Exhibit 28.1 to
           Plastek Limited Partnership dated September     Registrant's Form 8-K
           8, 1995.                                        dated September 29, 1995

   (b)  Reports on Form 8-K

            During the quarter ended December 31, 1996 the Registrant was not required to file any reports on Form 8-K.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CORPORATE PROPERTY ASSOCIATES 5
                        (a California limited partnership)

                        BY:   CAREY CORPORATE PROPERTY, INC.

   04/3/97              BY:    /s/ Claude Fernandez
-------------                 ----------------------------
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

                  BY:   CAREY CORPORATE PROPERTY, INC.

                        William P. Carey
                        Chairman of the Board
                        and Director
                        (Principal Executive Officer)

                        Francis J. Carey
                        President and Director

                        George E. Stoddard            BY: /s/ George E. Stoddard
                        Chairman of the Investment        ----------------------
                        Committee and Director            George E. Stoddard
                                                          Attorney in fact
                        Dr. Lawrence R. Klein             April 3, 1997
                        Chairman of the Economic Policy
                        Committee and Director

                        Madelon DeVoe Talley
                        Vice Chairman of the Board of
                        Directors and Director

   04/3/97        BY:   /s/ Claude Fernandez
-------------           ----------------------------
     Date               Claude Fernandez
                        Executive Vice President and
                        Chief Administrative Officer
                        (Principal Financial Officer)

   04/3/97        BY:   /s/ Michael D. Roberts
-------------           ----------------------------
     Date               Michael D. Roberts
                        First Vice President and Controller
                        (Principal Accounting Officer)

                                                         APPENDIX A TO FORM 10-K













                         CORPORATE PROPERTY ASSOCIATES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)



















                                          1996 ANNUAL REPORT

SELECTED FINANCIAL DATA




(In thousands except per unit amounts)



                                         1992         1993         1994         1995         1996
                                         ----         ----         ----         ----         ----
OPERATING DATA:
  Revenues                             $18,195      $18,261      $18,125      $15,768      $13,205

  Net income                             5,857        4,496        5,557        1,913        7,776

    Net income allocated:
    To General Partners                    351          270        1,011          201          463
    To Limited Partners                  5,506        4,226        4,546        1,712        7,314
    Per unit                             48.64        37.34        40.16        15.12        64.61

  Distributions attributable (1):
    To General Partners                    348          350          352          365          244
    To Limited Partners                  5,445        5,489        5,516        7,635        3,816
    Per unit                             48.10        48.49        48.73        67.45(2)     33.71

  Payment of mortgage
    principal (3)                          915          826          725          463          365


BALANCE SHEET DATA:

  Total assets                          95,637       93,950       92,366       72,268       52,652

  Long-term
    obligations (4)                     42,463       34,949       31,310       24,505       10,446



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

MANAGEMENT'S DISCUSSION AND ANALYSIS



            Results of Operations

            Net income for the year ended December 31, 1996 increased by $5,864,000 as compared with the prior year. Such increase was primarily due to gains realized on the sale of Partnership properties. Income before gains, and excluding (i) the effects of noncash charges for writedowns of assets to their estimated net realizable values in both 1996 and 1995 and (ii) nonrecurring items in 1995 included in other income in the accompanying financial statements, would have reflected an increase of $683,000.

            The increase in income, as adjusted, was due to decreases in interest, depreciation, general and administrative and property expenses and was partially offset by a decrease in lease revenues. The decrease in interest expense resulted from the combination of (i) satisfying mortgage loans in connection with property dispositions and (ii) using proceeds from these property sales to pay off mortgage debt on other Partnership properties which are still subject to leases. The loans on the properties which remain occupied were paid off as the loans were scheduled to mature with substantial balloon payments in 1996 and 1997. The decrease in depreciation expense was solely due to the disposition of properties resulting in a reduction in the balances of assets subject to depreciation. The decrease in general and administrative expense was due to lower state tax and office occupancy expenses in 1996. Prior to selling the Helena, Montana office building in January 1996, the Partnership absorbed a portion of the operating expenses for that property. In 1995, such costs, net of tenant reimbursements, were approximately $82,000. Accordingly, property expense decreased due to the sale of the Helena property and because of legal costs incurred in 1995 in connection with a dispute regarding the final determination for the sales price of a property. The decrease in lease revenues is entirely due to the sale of properties in 1995 and 1996.

            The 1996 gain on the sale of properties resulted from the sales of the office building in Helena, Montana, a warehouse facility in Hodgkins, Illinois leased to GATX Logistics, Inc. ("GATX") and the Holiday Inn in Rapid City, South Dakota which had been operated by the Partnership. IBM Corporation, ("IBM"), the primary tenant at the Helena property, occupied 40% of the leasable space at the property with several other tenants occupying the remaining 60% of the space. The IBM lease was scheduled to expire in April 2003. A renovation, a significant portion of which had been subsidized by a local utility company, had just been completed. Management believes that the offer of $4,800,000 reflected a favorable valuation of the property. If the Partnership were to have continued to own the property, future market value could have been negatively affected by the uncertainty as to whether IBM would continue to lease space after the end of its current lease term. The GATX lease provided annual rents of $1,399,000 and was scheduled to expire in October 1999 with only one five-year renewal term, at the option of the lessee. Accordingly, Management believed the value of the property in the future would have been affected by the uncertainty as to whether the lease would be renewed in November 1999. As more fully described in Note 12 of the accompanying financial statements, the Partnership had committed in October 1995 to use its best efforts to sell the Rapid City property. Management previously concluded that investing an estimated $1,950,000 to upgrade the hotel to meet the core modernization plan of Holiday Inn and retain the Holiday Inn affiliation would not provide an adequate return on the additional investment. On the other hand, revenues and profitability of the Rapid City operation would be expected to decrease after any change in hotel chain affiliation.

            Earnings from the hotel operations for the year ended December 31, 1996 are not directly comparable to the results of operations for the year ended December 31, 1995 due to the sale of the Rapid City hotel in October 1996. The Rapid City hotel contributed 46% of hotel revenue and 58% of hotel earnings in 1996. Management believes that this will be representative of the decreases in revenue and earnings from the hotel operation in future periods. For the year ended December 31, 1996, revenues, excluding Rapid City, increased by 4%. Revenues from all the hotel properties, including Rapid City, are seasonal with most revenues earned during the second and third quarters. Operating income for the remaining hotels in Alpena and Petoskey, Michigan increased 7% and 11%, respectively, for the year ended December 31, 1996 as compared with 1995. Although the average room rate remained stable at the Alpena hotel, there was a 6% increase in the occupancy rate resulting in both a 5% increase in room revenue and a 4% increase in food and beverage revenue. There was a 14% increase in the occupancy rate at the Petoskey hotel; however, the average room rate decreased 9%. Petoskey also benefited from a decrease in operating expenses. The decrease in Petoskey room rates was the result of increased competition from other resorts.

            Net income for the year ended December 31, 1995 decreased by $3,526,000 as compared with net income for the year ended December 31, 1994. Income before gains in 1995 reflected a decrease of $3,016,000 when compared to 1994. Of such decrease, $1,981,000 was the result of noncash writedowns of assets. The decrease in earnings was also attributable to a decrease in lease revenues and an increase in general and administrative expenses and was partially offset by decreases in interest and property expenses and an increase in other interest income. Of the $2,890,000 decrease in lease revenues, $2,738,000 was due to the disposition of properties leased to Pace Membership Warehouse, Inc. ("Pace") and Liberty Fabrics of New York ("Liberty Fabrics") in 1994 and Industrial General Corporation ("IGC") in 1995. In addition, lease revenues also decreased as the result of lower rentals from GATX. In November 1994 a short-term lease with GATX expired at which time GATX and the Partnership replaced the short-term lease with a new five-year lease agreement. As previously described, the property was sold in 1996. The increase in general and administrative expense was due to an increase in partnership level franchise taxes and the Partnership's office costs. The increase in office expenses was due, in part, to nonrecurring costs in connection with the relocation of the Partnership's offices. The decrease in interest expense was primarily due to the payoff in 1994 of mortgages on the Pace, Liberty Fabrics and Spreckels Industries, Inc. ("Spreckels") properties in 1994 and the satisfaction of the mortgage loan on the IGC properties in 1995. The decrease in property expenses was due to costs incurred in 1994 in connection with the Partnership's assessment of its liquidity alternatives which included environmental reviews and property valuations. Other interest income increased due to higher cash balances held by the Partnership earlier in the year prior to the payment of a special distribution to partners of $2,287,000.

            Earnings from the Partnership's hotel operations for 1995 decreased by 7% as compared with 1994. The occupancy rate at the Petoskey, Michigan hotel declined to 43% in 1995 from 47% in 1994. As a result of this decrease which was caused by increased competition from a nearby resort area, the Partnership was only able to increase the average room rate at Petoskey by 0.6% in 1995. The occupancy rates at the Alpena, Michigan hotel property remained stable at 55% and the Partnership was able to increase the average room rate by slightly less than 5%. The Rapid City hotel's occupancy rate increased by approximately 2% to 57% with an increase in the average room rate of 2.5%. The overall increase in hotel revenues was entirely offset by an increase of 6% in operating costs.

            A decrease in leasing revenues can be expected as the GATX property, which was sold in the second quarter of 1996, contributed $381,000 to 1996 revenues. The lease agreement with Rochester Button Company ("RBC") will reduce annual rentals by $106,000. Management believes that such reduction may enable RBC to improve its financial position. With the stock warrants granted by RBC, the Partnership could benefit from any potential improvement in RBC's business operations. These revenue decreases will not be fully offset by the 1996 rent increases on the leases with DeVlieg Bullard, Inc. ("DeVlieg") and Penberthy Products, Inc. totaling $150,000 annually and a short-term lease for the Elyria, Ohio property which will provide annual rents of $60,000. Rent increases are scheduled for properties leased to Stoody Deloro Stellite, Inc. ("Stoody") and Arley Merchandise Corporation ("Arley") in 1997 and Spreckels and Gould, Inc. in 1998.

            Interest expense will decrease due to the satisfaction of mortgage debt of $18,562,000 in connection with property sales and paying balloon payments on high interest rate mortgage loans. The only mortgage loans outstanding are the mortgage loan collateralized by the properties leased to Arley and bond financings on the Alpena and Petoskey hotel properties which are cross-collateralized by eight other Partnership properties. As discussed below, the Arley loan is in default. Interest expense on these loans and the note payable to an affiliate should be approximately $1,460,000 in 1997 as compared with interest expense of $2,075,000 in 1996. Annual cash flow increased by $740,000 from the payoff of mortgage loans on properties which remain occupied. Cash flow from the GATX and Rapid City properties after payment of mortgage debt service in 1996 was $465,000. Cash flow will also benefit if Partnership receives distributions from its investment in a limited partnership, GI Plastek Limited Partnership. As the limited partnership is a start-up operation, the Partnership does not expect to receive distributions in the coming year.

            Because of the net and long-term nature of the Partnership's leases, inflation and changing prices have not unfavorably affected the Partnership's revenues and net income. Except for the Penn Virginia Corporation ("Penn Virginia") lease, all of the Partnership's net leases have provisions providing for rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI") and may include caps on such CPI increases, sales overrides or scheduled mandatory increases which could increase operating revenues in the future. Future rent increases may be affected by changes in the method of the calculation of the CPI. Although there are indications that there may be legislation which considers changes to the CPI methodology, the Partnership cannot predict the outcome of proposed changes relating to the CPI formula. As the rate of inflation has been moderate in recent years, the Partnership believes that hotel operations may not be significantly impacted by changing prices. Management believes that reasonable increases in costs may be partially or entirely passed through by increases in room rates.


            Financial Condition

            Other than the two hotel properties operated by the Partnership, all of the Partnership's properties are leased to corporate tenants under net leases which generally require tenants to pay all operating expenses relating to the leased properties. The Partnership depends on relatively stable operating cash flow from its net leases and operating properties to meet operating expenses, service its debt, fund distributions and maintain adequate cash reserves. The Partnership maintains a working capital reserve to fund major outlays such as capital improvements on its properties and balloon debt payments. Such expenditures may also be funded from additional borrowing on the Partnership's real estate portfolio. The Partnership's cash and cash equivalents were $5,238,000 at December 31, 1996.

            As a real estate limited partnership, the Partnership has distributed, since its inception, a substantial portion of its cash flow to its partners. The Partnership's current strategy has been to utilize its cash flow from operations and its cash reserves to pay quarterly distributions and meet scheduled principal payment installments on its mortgage debt service With the disposition of the Rapid City hotel, use of cash reserves to fund necessary capital improvements is expected to decrease. Based on an evaluation of cash flow, the distribution rate was reduced in April 1996 to bring distributions more in line with cash flow from operations. In 1995, excluding a $2,287,000 special distribution, quarterly distributions exceeded operating cash flow by more than $1,000,000. Since the reduction in April 1996, the distribution rate has increased each quarter. During 1996, cash provided from operations of $5,606,000 was sufficient to fund quarterly distributions to partners of $4,457,000 and pay scheduled principal payments of $365,000 on the Partnership's mortgage debt. During the five-year period ended December 31, 1996, distributions to partners exceeded reported earnings in each year except 1996. Management gives primary consideration to projections of the Partnership's cash flow provided from operations and/or investing activities as well as current cash balances and commitments for the use of such cash in determining distributions.

            The Partnership's investing activities during 1996 included $172,000 of costs incurred in connection with the completion of renovations necessary to bring the Alpena and Petoskey hotels in compliance with the Holiday Inn hotel modernization plan and replacement of furniture, fixture and equipment ("FF&E") at the hotels. Alpena and Petoskey maintain a reserve of $85,000 for on-going FF&E purchases. The Partnership realized proceeds of $18,592,000 on property sales in 1996.

            The Partnership's financing activities primarily consisted of paying quarterly distributions to partners and meeting scheduled principal payment installments on its mortgage debt. The Partnership used $18,562,000 to satisfy mortgage loans. As a result, the leverage of the Partnership's properties has decreased substantially which provides the Partnership with increased borrowing potential and flexibility in structuring any new financing. The Partnership, however, is not currently seeking to borrow additional funds. The $4,755,000 mortgage loan on the Arley properties is currently in default and the Partnership has entered into discussions with the lender for the purpose of restructuring the loan. There is no assurance that any agreement will be reached with the lender. As the Arley loan is a nonrecourse mortgage loan, the lender's sole recourse is to the properties collateralized by such mortgage debt and an assignment of the Arley lease to the lender. If the Partnership is unable to reach an agreement with the lender, the Partnership's alternatives include, but are not limited to, seeking to refinance the mortgage on the Arley property with another lender or structuring alternative financing using the flexibility created by the overall reduction in the Partnership's leverage over the past several years.

            Stoody has an option to purchase its lease property in December 1997 at a purchase price of the greater of $3,000,000 or fair market value. The Stoody property is not encumbered by mortgage debt and provides for annual rent of $393,000. If Stoody does not exercise its option, the lease term will continue until 2010. The initial term of the Partnership's lease with Penn Virginia ends in 1999, and Penn Virginia has not indicated whether it will exercise its option to renew the lease. Annual cash flow from the Penn Virginia property is $499,000.

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

            All of the Partnership's properties are subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. Except for the two hotel properties, all of the properties are currently net leased to corporate tenants. The Partnership normally structures its leases to require tenants to comply with all laws. In addition, substantially all of the Partnership's net leases include indemnification provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. If the Partnership undertakes to clean up or remediate any of its leased properties, the General Partners believe that in most cases the Partnership will be entitled to full reimbursement from tenants for such costs. Further, in the event that the Partnership either is responsible or becomes responsible for such costs because of a tenant's failure to fulfill its obligations the General Partners believe that the ultimate resolution of the aforementioned environmental matters will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

            The General Partners are continuing to investigate ways to provide liquidity for limited partners on a tax-effective basis.

                        REPORT of INDEPENDENT ACCOUNTANTS



To the Partners of
  Corporate Property Associates 5:



            We have audited the accompanying balance sheets of Corporate Property Associates 5 (a California limited partnership) as of December 31, 1995 and 1996, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the financial statement schedule included on pages 22 to 25 of this Annual Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Property Associates 5 (a California limited partnership) as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1996, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.



                                                     /s/Coopers & Lybrand L.L.P.
New York, New York
March 21, 1997

                         CORPORATE PROPERTY ASSOCIATES 5
                        (a California limited partnership)

                                  BALANCE SHEETS

                           December 31, 1995 and 1996

                                                                 1995              1996
                                                                 ----              ----
     ASSETS:
Real estate leased to others:
  Accounted for under the
    operating method:
      Land                                                  $  4,722,767       $  3,960,767
      Buildings                                               34,271,786         22,753,408
                                                            ------------       ------------
                                                              38,994,553         26,714,175
      Accumulated depreciation                                12,371,727          9,111,827
                                                            ------------       ------------
                                                              26,622,826         17,602,348
  Net investment in direct financing leases                   19,352,938         19,298,726
                                                            ------------       ------------
      Real estate leased to others                            45,975,764         36,901,074
Operating real estate, net of accumulated depreciation
  of $4,265,218 in 1995 and $4,637,421 in 1996                 7,735,809          7,463,300
Real estate held for sale                                     10,388,398
Cash and cash equivalents                                      2,300,682          5,237,995
Funds in escrow                                                2,977,622            575,051
Other assets, net of accumulated amortization of
  $130,589 and reserve for uncollected
  rent of $165,164 in 1995                                     2,890,127          2,474,117
                                                            ------------       ------------
         Total assets                                       $ 72,268,402       $ 52,651,537
                                                            ============       ============

     LIABILITIES:

Mortgage notes payable                                      $ 36,065,145       $ 14,283,940
Note payable to affiliate                                      1,151,000          1,151,000
Accrued interest payable                                         170,877             45,707
Accounts payable and accrued expenses                            572,267            433,842
Accounts payable to affiliates                                   144,553            111,526
Deferred gains, net of accumulated amortization of
  $245,788 in 1995 and $180,278 in 1996                        1,366,593            901,390
Other liabilities                                              1,051,904            658,542
                                                            ------------       ------------
         Total liabilities                                    40,522,339         17,585,947
                                                            ------------       ------------
Commitments and contingencies

     PARTNERS' CAPITAL:

General Partners                                                (262,961)           (67,666)
Limited Partners (113,200 Limited Partnership
  Units issued and outstanding)                               32,009,024         35,133,256
                                                            ------------       ------------
         Total partners' capital                              31,746,063         35,065,590
                                                            ------------       ------------
         Total liabilities and
         partners' capital                                  $ 72,268,402       $ 52,651,537
                                                            ============       ============

The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                              STATEMENTS of INCOME

              For the years ended December 31, 1994, 1995 and 1996


                                                        1994             1995              1996
                                                        ----             ----              ----
Revenues:
  Rental income                                     $ 5,606,618      $ 4,642,686      $ 3,225,129
  Interest income from direct financing leases        5,805,643        3,879,125        3,409,166
  Other interest income                                 117,325          307,951          210,913
  Revenue of hotel operations                         6,595,570        6,768,268        6,359,758
  Other income                                                           170,107
                                                    -----------      -----------      -----------
                                                     18,125,156       15,768,137       13,204,966
                                                    -----------      -----------      -----------
Expenses:
  Interest                                            4,534,425        3,495,872        2,075,230
  Depreciation                                        2,181,422        2,065,781        1,331,028
  General and administrative                            571,189          841,920          460,948
  Property expenses                                   1,516,194          810,581          579,189
  Amortization                                           63,932           33,599           13,301
  Writedown to net realizable value                                    1,980,550        1,300,000
  Operating expense of hotel operations               4,959,699        5,241,370        4,952,959
                                                    -----------      -----------      -----------
                                                     13,826,861       14,469,673       10,712,655
                                                    -----------      -----------      -----------

    Income before gains on sale                       4,298,295        1,298,464        2,492,311

  Gains on sale of real estate, net                   1,140,891          614,234        5,284,165
                                                    -----------      -----------      -----------

    Net income                                      $ 5,439,186      $ 1,912,698      $ 7,776,476
                                                    ===========      ===========      ===========

Net income allocated to:
  Individual General Partner                        $   171,409      $    52,520      $   119,855
                                                    ===========      ===========      ===========

  Corporate General Partner                         $   832,262      $   148,208      $   342,857
                                                    ===========      ===========      ===========

  Limited Partners                                  $ 4,435,515      $ 1,711,970      $ 7,313,764
                                                    ===========      ===========      ===========

Net income per Limited
  Partnership Unit
  (113,200 Units outstanding)                       $     39.18      $     15.12      $     64.61
                                                    ===========      ===========      ===========

The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                         STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1994, 1995 and 1996



                                            Partners' Capital Accounts
                                                                                       Limited
                                                                                       Partners'
                                                     General           Limited         Amount Per
                                    Total            Partners          Partners        Unit  (a)
                                    -----            --------          --------        ----  ---
Balance, December 31, 1993      $ 38,311,475       $  (746,920)      $ 39,058,395       $ 345

Distributions                     (5,862,314)         (351,738)        (5,510,576)        (49)

Net income, 1994                   5,439,186         1,003,671          4,435,515          39
                                ------------       -----------       ------------       -----

Balance, December 31, 1994        37,888,347           (94,987)        37,983,334         335

Distributions                     (8,054,982)         (368,702)        (7,686,280)        (68)

Net income, 1995                   1,912,698           200,728          1,711,970          15
                                ------------       -----------       ------------       -----

Balance, December 31, 1995        31,746,063          (262,961)        32,009,024         282

Distributions                     (4,456,949)         (267,417)        (4,189,532)        (37)

Net income, 1996                   7,776,476           462,712          7,313,764          65
                                ------------       -----------       ------------       -----

Balance, December 31, 1996      $ 35,065,590       $   (67,666)      $ 35,133,256       $ 310
                                ============       ===========       ============       =====

(a)  Based on 113,200 Units issued and outstanding during all periods.

The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)
                            STATEMENTS of CASH FLOWS

              For the years ended December 31, 1994, 1995 and 1996

                                                                   1994              1995                1996
                                                                   ----              ----                ----
Cash flows from operating activities:
   Net income                                                 $  5,439,186       $  1,912,698       $  7,776,476
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                               2,245,354          2,099,380          1,344,329
     Amortization of deferred gains                                (71,609)           (71,678)           (64,974)
     Cash receipts on operating and financing
       leases greater than straight-line adjustments and
       amortization of unearned income                               8,388             13,162             54,212
     Writedown to net realizable value                                              1,980,550          1,300,000
     Net gain on sale of real estate                            (1,140,891)          (614,234)        (5,284,165)
     Net change in operating assets and liabilities               (187,595)          (631,808)           480,432
                                                              ------------       ------------       ------------
        Net cash provided by operating
          activities                                             6,292,833          4,688,070          5,606,310
                                                              ------------       ------------       ------------
Cash flows from investing activities:
   Issuance of note receivable                                    (188,910)
   Additional capitalized costs                                   (407,538)        (1,078,951)          (172,447)
   Proceeds on sale and transfer of real estate                 16,939,000          3,387,362         18,592,329
   Purchase of limited partnership interests                                       (1,750,175)
                                                              ------------       ------------       ------------
        Net cash provided by investing activities               16,342,552            558,236         18,419,882
                                                              ------------       ------------       ------------

Cash flows from financing activities:
   Distributions to partners                                    (5,862,314)        (8,054,982)        (4,456,949)
   Release of escrow funds in
     connection with mortgage prepayment                                                               2,295,000
   Prepayments of mortgage payable                             (10,413,985)        (2,200,000)       (18,561,812)
   Payments on mortgage principal                                 (725,239)          (463,487)          (365,118)
   Partial prepayment of note payable to affiliate                                   (144,000)
   Deferred financing costs                                         (1,247)           (10,000)
                                                              ------------       ------------       ------------
        Net cash used in financing activities                  (17,002,785)       (10,872,469)       (21,088,879)
                                                              ------------       ------------       ------------

        Net increase (decrease) in cash and
          cash equivalents                                       5,632,600         (5,626,163)         2,937,313

Cash and cash equivalents, beginning of year                     2,294,245          7,926,845          2,300,682
                                                              ------------       ------------       ------------

        Cash and cash equivalents, end of year                $  7,926,845       $  2,300,682       $  5,237,995
                                                              ============       ============       ============

Supplemental Schedule of noncash investing and financing activity:

   In connection with the sales of properties, purchasers assumed a mortgage loan obligation of $2,854,275 and accrued interest thereon of $12,049 in 1996 and a mortgage loan obligation of $720,401 and accrued interest thereon of $5,780 in 1995 in lieu of paying cash.

The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                          NOTES to FINANCIAL STATEMENTS



1.   Summary of Significant Accounting Policies:

      Use of Estimates:

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

        Corporate Property Associates 5 (the "Partnership") diversifies its real estate investments among various corporate tenants engaged in different industries and by property type throughout the United States.

        The leases are accounted for under either the direct financing or operating methods. Such methods are described below:

               Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the lease.

               Operating method - Under this method, real estate is recorded at cost, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. When scheduled rents vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent.

        The Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated net realizable value.

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


      Real Estate Held for Sale:

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

      Cash Equivalents:

        The Partnership considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 1995 and 1996 were held in the custody of three financial institutions.




      Other Assets and Liabilities:

        Included in other assets are deferred charges incurred in connection with mortgage note financings and refinancings and an investment in a limited partnership. Deferred charges are amortized on a straight-line basis over the terms of the mortgages. The Partnership's 17.5% investment in an unaffiliated limited partnership is accounted for under the cost method, i.e., income is recorded based on distributions received from net accumulated earnings. Included in other liabilities is deferred rental income for the aggregate difference on an operating method lease between scheduled rents which vary during the lease term and rent recognized on a straight-line basis.

      Deferred Gains:

        Deferred gains consist of assets acquired in excess of liabilities assumed in connection with acquiring the operations of a hotel property in Rapid City, South Dakota and certain funds received in connection with the two loan refinancings. The deferred gain from the refinancings is being amortized on a straight-line basis over 24 years. The deferred gain on acquisition had been amortized on a straight-line basis on a 20-year schedule until sale of the property in October 1996, at which time the remaining unamortized gain was recognized.

      Income Taxes:

        A partnership is not liable for Federal income taxes as each partner recognizes his proportionate share of the partnership income or loss in his tax return. Accordingly, no provision for income taxes is recognized for financial statement purposes.

      Reclassifications:

        Certain 1994 and 1995 amounts have been reclassified to conform to the 1996 financial statement presentation.

 2.  Partnership Agreement:

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

        The Agreement provides that the General Partners are allocated 6% (1% to the Individual General Partner, William P. Carey, and 5% to the Corporate General Partner, Carey Corporate Property, Inc.) and the Limited Partners are allocated 94% of the profits and losses, except as described below, as well as distributions of Distributable Cash From Operations, as defined. The General Partners may be entitled to receive a subordinated preferred return, measured based upon the cumulative proceeds arising from the sale of Partnership assets. Pursuant to the subordination provisions of the Agreement, the preferred return may be paid after the limited partners receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% since the inception of the Partnership. The General Partners interest in such preferred return amounts to approximately $1,423,000 based upon the cumulative proceeds from the sale of assets since the inception of the Partnership through December 31, 1996. The Partnership's ability to satisfy the subordination provisions of the Agreement may not be determinable until liquidation of a substantial portion of the Partnership's assets has been made.

        In accordance with the Agreement, the General Partners, due to having negative capital balances at the beginning of each year, were allocated a portion of the 1994, 1995 and 1996 gains on sale of property as well as the related tax gain in order to reduce their negative balances. The Partnership paid a special distribution in 1995 of proceeds from a property sale which distribution was allocated 1% to the Individual General Partner and 99% to the Limited Partners in accordance with the Agreement.

3.   Transactions with Related Parties:

        The Partnership holds a 65% interest as tenants-in-common in hotel properties in Alpena and Petoskey, Michigan with Corporate Property Associates 6 ("CPA(R):6"), an affiliate which owns the remaining 35% interest. The Partnership accounts for its interest in the Alpena and Petoskey properties on a proportional basis.

        Under the Agreement, W.P. Carey & Co., Inc. ("W.P. Carey") and other affiliates are also entitled to receive a property management fee and reimbursement of certain expenses incurred in connection with the Partnership's operations. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary to the operation of the Partnership.

          Property management fee and general and administrative expense reimbursements are summarized as follows:

                                                1994        1995        1996
                                                ----        ----        ----
            Property management fee           $156,947    $116,825    $ 76,763
            General and administrative
               expense reimbursements          178,840     117,584     113,288
                                              --------    --------    --------
                                              $335,787    $234,409    $190,051
                                              ========    ========    ========

        During 1994, 1995 and 1996, fees aggregating $339,112, $180,242 and
           $91,265 respectively, were incurred for legal services performed by a firm in which the Secretary of the Corporate General Partner and other affiliates is a partner.

        The mortgage loans on the Alpena and Petoskey properties consist of tax-exempt bond obligations of $7,330,000 for each property of which the Partnership's share of each is $4,764,500. The bonds are also collateralized by mortgage and/or lease assignments on eight other Partnership properties. In the event of default, the bondholders have recourse to the Partnership's collateral

                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued

           to the full extent of the outstanding balance of the bonds including the portion of the obligation applicable to CPA(R)6. In connection with restructuring the bond obligation in 1992, the Partnership received cash and other consideration from CPA(R)6.

        The Partnership is a participant in an agreement with W.P. Carey and other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Net expenses incurred in 1994, 1995 and 1996 were $76,426, $182,843 and $83,533, respectively. Net expenses in 1995 included certain nonrecurring items.

4. Real Estate Leased to Others Accounted for Under the Operating Method and Operating Real Estate:

    A.  Real Estate Leased to Others:

        Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $2,850,000 in 1997, $2,822,000 in 1998, $2,647,000 in 1999, $1,077,000 in both of the years 2000 and 2001, and aggregate approximately $16,650,000 through 2010.

        Contingent rents were approximately $106,000, $5,000 and $6,000 in 1994, 1995 and 1996, respectively.

    B.  Operating Real Estate:

        Operating real estate, at cost, is summarized as follows:

                                                             December 31,
                                                        ----------------------
                                                        1995              1996
                                                        ----              ----
            Land                                    $   479,050      $   479,050
            Buildings                                 9,603,750        9,603,750
            Personal property                         1,918,227        2,017,921
                                                    -----------      -----------
                                                     12,001,027       12,100,721
                Less: Accumulated depreciation        4,265,218        4,637,421
                                                    -----------      -----------
                                                    $ 7,735,809      $ 7,463,300
                                                    ===========      ===========

5.   Net Investment in Direct Financing Leases:

        Net investment in direct financing leases is summarized as follows:

                                                                       December 31,
                                                                  ----------------------
                                                                  1995              1996
                                                                  ----              ----
            Minimum lease payments receivable                 $34,887,327      $32,483,668
            Unguaranteed residual value                        17,495,677       17,495,677
                                                              -----------      -----------
                                                               52,383,004       49,979,345
                Less: Unearned income                          33,030,066       30,680,619
                                                              -----------      -----------
                                                              $19,352,938      $19,298,726
                                                              ===========      ===========

        Scheduled future minimum rents, exclusive of renewals, under noncancellable financing leases amount to approximately $2,585,000 in each of the years from 1997 to 2001 and aggregate approximately $32,484,000 through 2017.

                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued



        Contingent rents were approximately $995,000, $758,000 and $776,000 in 1994, 1995 and 1996, respectively.

 6.  Mortgage Notes Payable and Note Payable to Affiliate:

     A. Mortgage Notes Payable

        The Partnership's mortgage notes payable are limited recourse obligations and are collateralized by lease assignments and by real property with a carrying amount of approximately $32,914,000, before accumulated depreciation (also see Note 3). As of December 31, 1996, mortgage notes payable bear interest at rates varying from 6.6% to 10% per annum and mature from 1997 to 2015.

      Scheduled principal payments during each of the next five years following
           December 31, 1996 and thereafter, including a mortgage loan subject to acceleration, are as follows:

          Year Ending December 31,
          ------------------------
            1997                               $ 4,988,940
            1998                                   253,500
            1999                                   266,500
            2000                                   286,000
            2001                                   312,000
            Thereafter                           8,177,000
                                               -----------
               Total                           $14,283,940
                                               ===========

     B. Note Payable to Affiliate:
        A note payable to CPA(R):6 of $1,151,000 provides for payments of interest only at a rate of 13.48% per annum through August 1, 1999, at which time the interest rate will reset to the Applicable Federal Rate (as defined in the Internal Revenue Code of 1986). The note, which is a recourse obligation of the Partnership, matures on May 1, 2012, at which time a balloon payment for any unpaid principal is due. The note may be prepaid in part or whole at any time.

        Interest paid on mortgage notes payable and the note payable to affiliate was $4,642,849, $3,554,413 and $2,254,150 in 1994, 1995 and
           1996, respectively.


 7.  Distributions to Partners:

        Distributions declared and paid to partners are summarized as follows:

                                                                                    Limited
       Year Ending            Distributions Paid to   Distributions Paid to      Partners' Per
       December 31,             General Partners        Limited Partners           Unit Amount
       ------------             ----------------        ----------------           -----------
         1994                       $351,738               $5,510,576                $48.68
         1995:
      Quarterly distributions       $345,833               $5,422,280                $47.90
      Special distribution            22,869                2,264,000                 20.00
                                    --------               ----------                ------
         Total 1995                 $368,702               $7,686,280                $67.90
                                    ========               ==========                ======
         1996                       $267,417               $4,189,532                $37.01
                                    ========               ==========                ======

        Distributions of $61,056 to the General Partners and $956,540 to the Limited Partners for the quarter ended December 31, 1996 were declared and paid in January 1997.

                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued


 8.  Income for Federal Tax Purposes:

        Income for financial statement purposes differs from income for Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                                          1994               1995             1996
                                                          ----               ----             ----
Net income per Statements of Income                  $  5,439,186       $ 1,912,698       $  7,776,476
Excess tax depreciation                                (2,979,063)       (2,399,357)        (1,980,182)
Writedowns of assets                                                      1,980,550          1,300,000
Difference in gains or losses on
  dispositions of property                              8,776,856          (157,203)         3,475,585
Other                                                    (351,394)          284,878           (544,552)
                                                     ------------       -----------       ------------
  Income reported for Federal
     income tax purposes                             $ 10,885,585       $ 1,621,566       $ 10,027,327
                                                     ============       ===========       ============

9.   Industry Segment Information:

        The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operations of three hotel properties.

        In 1994, 1995 and 1996, the Partnership earned its total leasing revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                                1994                %         1995                %        1996          %
                                                ----               ---        ----               ---       ----         ---
    Gould, Inc.                            $ 1,125,000             10%    $1,132,500             13%    $1,215,000      18%
    Spreckels Industries, Inc.                 880,264              8      1,020,717             12      1,020,717      15
    DeVlieg Bullard, Inc.                      830,984              7        830,984             10        912,864      14
    Arley Merchandise
      Corporation                              600,000              5        600,000              7        600,000       9
    Exide Electronics
      Corporation                              485,726              4        528,926              6        572,130       9
    Penn Virginia Corporation                  498,750              5        498,750              6        498,750       8
    Stoody Deloro Stellite, Inc.               380,325              3        404,719              5        390,068       6
    GATX Logistics, Inc.                     1,834,350             16      1,398,600             16        380,730       6
    Harcourt General Corporation               233,750              2        233,750              3        233,750       4
    Rochester Button Company                   204,743              2        199,968              2        225,706       3
    Penberthy Products, Inc.                   182,529              2        182,529              2        200,514       3
    Winn Dixie Stores, Inc.                    191,534              2        191,534              2        191,534       3
    Sunds Defibrator Woodhandling, Inc.
      (formerly FMP/Rauma Company)             124,430              1        131,033              2        144,239       2
    Other                                      146,342              1        212,383              2         31,602
    IBM Corporation                            318,097              3        318,097              4         16,691
    Industrial General Corporation           1,385,643             12        637,321              8
    Pace Membership Warehouse, Inc.            601,718              5
    Liberty Fabrics of New York              1,388,076             12
                                           -----------            ---     ----------            ---     ---------      ---
                                           $11,412,261            100%    $8,521,811            100%    $6,634,295     100%
                                           ===========            ====    ==========            ====    ==========     ====

                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued




        The Partnership's share of the operating results for the three hotel properties are as follows:


                                       1994            1995            1996
                                       ----            ----            ----
       Revenues                    $ 6,595,570     $ 6,768,268     $ 6,359,758
       Fees to hotel management
         company                      (131,911)       (143,498)       (134,872)
       Other operating expenses     (4,827,788)     (5,097,872)     (4,818,087)
                                   -----------     -----------     -----------
       Hotel operating income      $ 1,635,871     $ 1,526,898     $ 1,406,799
                                   ===========     ===========     ===========

10.  Rochester Button Company:

        In June 1992, the Partnership and Rochester Button Company ("RBC") entered into restructuring and lease modification agreements for properties leased by RBC in South Boston and Kenbridge, Virginia. Under the restructuring agreement, the Partnership agreed to exchange a $300,000 subordinated promissory note from RBC for 300 shares of preferred stock ($1,000 par value, 5%). In January 1994, the Partnership agreed to lend $250,000 to RBC at an annual interest rate of 9% evidenced by a subordinated promissory note. In 1995, the Partnership incurred a charge of $288,910 in writing off the note receivable and preferred stock as a result of RBC experiencing financial difficulties and its inability to pay dividends and debt service installments in a timely manner. The Partnership had previously written down the investment in the preferred stock. In addition, the Partnership incurred charges on uncollected rents of $165,164 and $235,314 for the years ended December 31, 1995 and 1996, respectively.

        On December 30, 1996, the Partnership entered into a new lease agreement with RBC and agreed to forgive all previously uncollected rents. The lease amendment provides for a reduction of annual rent from $286,000 to $180,000. Additionally, RBC granted the Partnership warrants which are exercisable at any time prior to December 31, 2006, to purchase up to 273.5 shares of RBC common stock, representing 40% of the outstanding common stock of RBC, at an exercise price of $18.28 per share prior to December 31, 2006.

        The South Boston and Kenbridge properties are pledged as collateral for $400,000 of bond financings issued to RBC by industrial development authorities.

                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued

11.  Funds in Escrow:

        Funds in escrow at December 31, 1995 and 1996 consist of reserves and escrow funds for the hotel properties and related mortgage debt.

                                                                   December 31,
                                                             1995              1996
                                                             ----              ----
               Security reserve on Rapid City
                 property                                 $1,895,000
               Debt service escrow account and bond
                 reserves on Alpena and Petoskey
                 properties                                  412,100          $490,100
               Hotel furniture, fixture
                 and equipment reserves                      270,522            84,951
               Special escrow accounts
                 on Rapid City hotel property                400,000
                                                          ----------         ---------
                                                          $2,977,622         $ 575,051
                                                          ==========         =========

12.  Gains and Losses on the Sale of Real Estate:

     Pace Membership Warehouse, Inc.:

     On November 10, 1994, Pace Membership Warehouse, Inc. ("Pace"), purchased its leased property in Tampa, Florida from the Partnership for $7,000,000. A portion of the Partnership's proceeds from the sale was used to satisfy the remaining $3,290,437 mortgage balance on the Tampa property. In connection with the sale, the Partnership recognized a gain of $2,027,891.

     Industrial General Corp.:

        In August 1985, the Partnership purchased from and net leased to Industrial General Corporation ("IGC") and certain of its wholly-owned subsidiaries, seven properties located in Elyria and Bellville, Ohio; Forrest City and Bald Knob, Arkansas; Carthage, New York; and Newburyport, Massachusetts. Subsequent to the purchase, the Partnership agreed to exchange the Saginaw property for an expansion of the Newburyport facility, severed the Carthage property from the lease and entered into a lease with FMP/Rauma Company ("FMP"). In December 1994, the Partnership sold the Forrest City property for $650,000 and recognized a loss of $887,000.

        In July 1995, IGC filed a voluntary petition of bankruptcy under Chapter
           11 of the United States Bankruptcy Code. In connection with an asset acquisition of the plastics division of IGC, on September 14, 1995, the Partnership entered into a series of transactions which resulted in the termination of the IGC lease, the sale of the Bald Knob, Bellville and Newburyport properties and the full satisfaction of the mortgage loan obligation collateralized by all of the IGC properties and the FMP property which had been scheduled to mature on September 1, 1995. In connection with the sale of the Bald Knob property to IGC, the Partnership received cash of $987,362 and IGC, with the consent of the mortgage lender, assumed a mortgage obligation from the Partnership of $720,401 and accrued interest thereon of $5,780. Additionally, IGC agreed to pay an additional $200,000 in installments to the Partnership of which $185,000 had been received as of December 31, 1996. The Bellville and Newburyport properties were sold for $2,400,000 in cash to G.I. Plastek Industrial Properties Limited Partnership ("Plastek Properties"), an affiliate of G.I. Plastek Limited Partnership ("Plastek") which acquired the assets of the IGC plastics division.

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

        The Partnership also purchased limited partnership interests in Plastek.
           The Partnership made capital contributions of $175 and $1,750,000 for Class A and Class B limited partnership interests, respectively. The Class A interest provides for a 17.5% participation in the profits and losses of Plastek after payment of preferred returns to Class B interests. Class B interests are entitled to a cumulative preferred return of 10% on their contributions; however, it does not participate in nor receive other allocations of any gains or losses of Plastek. The Class B interest is redeemable on September 8, 2000. As of December 31, 1996, the Partnership has not received any distributions.

        The Partnership retains ownership of the Elyria property. In 1995, based on the appraised value of the property and the costs that would need to be incurred to prepare the property for sale or lease after IGC vacated, the Partnership wrote off the value of the property and recognized a charge of $691,640. The Elyria property is presently leased to InnoTech Industries, Inc. through April 1998 for an annual rental of $60,000.

      Liberty Fabrics of New York:

        In January 1984, the Partnership purchased properties in Gordonsville,
           Virginia and in North Bergen, New Jersey and entered into a net lease with Liberty Fabrics of New York ("Liberty"). In December 1993, Liberty notified the Partnership of its intention to exercise its purchase option on the properties. Pursuant to the lease, the purchase price would be the greater of $7,000,000, the Partnership's purchase price for the property, or fair market value as encumbered by the lease.

        On December 29, 1994, the Partnership and Liberty terminated the lease and agreed that the properties would be transferred to Liberty for $9,359,000, subject to a final determination of the fair value of the property. Liberty would have the right within 30 days of the determination to rescind the transfer, in which case all proceeds would be returned to Liberty, title of the properties transferred back to the Partnership and Liberty would pay all rents in arrears for the period from the initial transfer of title if the fair market value was determined to be greater than $9,359,000. The final determination was made with no adjustment made to the fair market value thereby completing the sale. As a result, the Partnership recognized a gain of $2,334,062 in 1995 on the sale of the properties.

     Rapid City Hotel:

        In 1985, the Partnership purchased a hotel in Rapid City, South Dakota, which it operated as a Holiday Inn, with $6,800,000 of tax-exempt bonds which were supported by a letter of credit issued by a third party. In September 1994, the Partnership was advised by Holiday Inn that it would need to upgrade the hotel's physical plant by January 1997 in order to meet the requirements of a modernization plan adopted by Holiday Inn or surrender its Holiday Inn license. As the cost of such upgrade was estimated to be $1,925,000, Management concluded that such additional investment would not justify compliance with the modernization plan. Although Management was considering an affiliation with another national hotel chain, earnings were expected to decline after any change in affiliation.

                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued



        In 1995, under an agreement with the issuer of the letter of credit supporting the $6,800,000 tax-exempt mortgage bond on the Rapid City property, the Partnership agreed to use its best efforts to sell the hotel property in exchange for an extension of the letter of credit from October 1995 to October 1997. Annual cash flow from the hotel (hotel earnings, adjusted for depreciation and amortization, less debt service on the tax-exempt bonds) for 1995, the last full year of operations, was $305,000. In 1995, the Partnership reevaluated the net realizable value of the property and recognized a noncash charge of $1,000,000 on the writedown. In the second quarter of 1996, the Partnership charged an additional $1,300,000 as a writedown to net realizable value to an amount Management believed would approximate the proceeds from a sale.

        On October 1, 1996, the Partnership sold the property and the operating assets and liabilities of the hotel for $4,105,000. The Partnership recognized a gain of $784,618 on the sale. The bond was paid off by utilizing the net proceeds from the sale, $302,000 of cash and various escrow accounts which had been held by the bond trustee or issuer of the letter of credit. The gain includes the recognition of the release of unamortized deferred gains relating to the acquisition of the hotel operation in 1991 from the former lessee.

     Helena, Montana Office Building :

        In May 1985, the Partnership purchased an office building in Helena, Montana and was assigned an existing net lease with IBM Corporation ("IBM") as lessee. In 1992, the lease with IBM and the mortgage loan on the property were modified at which time IBM reduced its occupancy from 100% to 40% of the leasable space. The Partnership subsequently leased the remaining space to various other tenants.

        On January 19, 1996, the Partnership sold the property for $4,800,000 including the purchaser's assumption of the existing mortgage loan on the property. Net of closing costs, the Partnership received cash proceeds of $1,741,261, assigned the mortgage loan obligation of $2,854,275 and accrued interest thereon of $12,049 to the purchaser and recognized a gain of $90,356 on the sale.

     GATX Logistics, Inc.:

        In June 1985, the Partnership purchased a warehouse property in Hodgkins, Illinois leased to General Motors Corporation ("GM"). In November 1993, GM terminated its lease and the Partnership entered into a short-term lease with GATX Logistics, Inc.("GATX"). Subsequently, in November 1994, GATX and the Partnership entered into a new lease which provided for a five-year term and a renewal term of five years at GATX's option.

        On April 9, 1996, the Partnership sold the Hodgkins property for
           $13,200,000 and assigned the GATX lease, as lessor, to the purchaser. Net of costs and amounts necessary to pay the remaining $3,208,526 balance on the property's mortgage loan, the Partnership received cash proceeds of $9,428,270 and recognized a gain on sale of $4,409,191.

                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued


13.  Environmental Matters:

        All of the Partnership's properties, other than the hotel properties are currently leased to corporate tenants, all of which are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. The costs for remediation, which are expected to be performed and paid by the affected tenant, are not expected to be material. In the event that the Partnership absorbs a portion of any costs because of a tenant's failure to fulfill its obligations, the General Partners believe such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

        In 1994, based on the results of Phase I environmental reviews performed in 1993, the Partnership voluntarily conducted Phase II environmental reviews on certain of its properties. The Partnership believes, based on the results of Phase I and Phase II reviews, that its leased properties are in substantial compliance with Federal and state environmental statutes and regulations. Portions of certain properties have been documented as having a limited degree of contamination, principally in connection with surface spills from facility activities and leakage from underground storage tanks. For those conditions which were identified, the Partnership advised the affected tenants of the Phase II findings and of their obligations to perform required remediation.

14.  Disclosure on Fair Value of Financial Instruments:

        The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

        The Partnership estimates that the fair value of mortgage notes payable approximates $13,914,000 at December 31, 1996. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risk.

        The carrying amount of the Partnership's limited partnership investment in Plastek, which interest was purchased in September 1995 and which is accounted for under the cost method, approximates fair value.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 1996



                                                           Initial Cost to Partnership              Costs
                                                           ---------------------------            Capitalized       Decrease
                                                                                  Personal       Subsequent to       in Net
      Description                     Encumbrances       Land        Buildings    Property      Acquisition (a)   Investment (b)
      -----------                     ------------       ----        ---------    --------      ---------------   --------------
Operating method:
 Manufacturing facilities
  leased to Arley
  Merchandise Corporation              $4,754,940    $  256,000    $ 7,544,000                  $    8,555
 Manufacturing and office
  leased to Penn
  Virginia Corporation                                  453,192      3,246,808                       3,112
 Land leased to
  Exide Electronics
  Corporation                                         1,170,000
 Motion picture theater leased
  to Harcourt General
  Corporation                                           243,000      1,927,000                      25,424
 Office and research facility
  leased to Gould, Inc.                               1,422,000      8,418,500                      34,587
 Retail store leased to
  Winn Dixie Stores, Inc.                               414,700      1,525,872                      21,425
 Office/Manufacturing leased
  to Inno Tech Industries, Inc.                         122,884        568,756                                      $(691,640)
                                       ----------    ----------    -----------                  ----------          ---------
                                       $4,754,940    $4,081,776    $23,230,936                  $   93,103          $(691,640)
                                       ==========    ==========    ===========                  ----------          ---------

Operating real estate (e):
 Hotel properties located in
  Alpena, Michigan                     $4,764,500     $ 136,500    $ 4,905,875    $482,625      $  629,009
  Petoskey, Michigan                    4,764,500       342,550      4,684,875     497,575         421,712
                                       ----------     ---------    -----------    --------      ----------
                                       $9,529,000     $ 479,050    $ 9,590,750    $980,200      $1,050,721
                                       ==========     =========    ===========    ========      ==========



                                                                                                                   Life on which
                                       Gross Amount at which Carried                                               Depreciation in
                                          at Close of Period  (c)(d)                                                    Latest
                                       -----------------------------                                                  Statement
                                                         Personal                   Accumulated                       of Income
      Description                    Land      Buildings  Property        Total    Depreciation(d)  Date Acquired     is Computed
      -----------                    ----      ---------  --------        -----    ---------------  -------------     -----------
Operating method:
 Manufacturing facilities
  leased to Arley
  Merchandise Corporation        $  256,000  $ 7,552,555               $7,808,555     $2,391,593    July 13, 1984        30 YRS.
 Manufacturing and office
  leased to Penn
  Virginia Corporation              453,192    3,249,920                3,703,112      2,391,080    August 7, 1984       5-30 YRS.
 Land leased to
  Exide Electronics
  Corporation                     1,170,000                             1,170,000                   June 20, 1985
 Motion picture theater leased
  to Harcourt General
  Corporation                       243,000    1,952,424                2,195,424        745,715    July 17, 1985        30 YRS.
 Office and research facility
  leased to Gould, Inc.           1,423,875    8,451,212                9,875,087      3,125,698    November 25, 1985    30 YRS.
 Retail store leased to
  Winn Dixie Stores, Inc.           414,700    1,547,297                1,961,997        457,741    March 17, 1988       30 YRS.
 Office/Manufacturing leased
  to Inno Tech Industries, Inc.                                                                     August 30, 1995      N/A
                                 ----------  -----------              -----------     ----------
                                 $3,960,767  $22,753,408              $26,714,175     $9,111,827
                                 ==========  ===========              ===========     ==========

Operating real estate (e):
 Hotel properties located in
  Alpena, Michigan               $  136,500  $ 4,912,375  $1,105,134  $ 6,154,009     $2,335,883    March 6, 1987        7-30 YRS.
  Petoskey, Michigan                342,550    4,691,375     912,787    5,946,712      2,301,538    January 30, 1987     7-30 YRS.
                                 ----------  -----------  ----------  -----------     ----------
                                 $  479,050  $ 9,603,750  $2,017,921  $12,100,721     $4,637,421
                                 ==========  ===========  ==========  ===========     ==========

See accompanying notes to Schedule.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 1996


                                                                                               Gross Amount
                                                                 Cost                          at which
                                          Initial Cost to    Capitalized     Decrease in       Carried
                                            Partnership     Subsequent to        Net           at Close of
      Description       Encumbrances   Land     Buildings   Acquisition (a)  Investment (b)    Period  (c)     Date Acquired
      -----------       ------------   ----     ---------   ---------------  --------------    ------  ---     -------------
Direct financing method:
 Manufacturing facility
  to Spreckels
  Industries, Inc.                $  444,730   $ 5,055,270                                    $ 5,500,000    December 30, 1983
 Manufacturing facility
  leased to Rochester
  Button Company, Inc.                86,663     2,815,596       $ 4,429       $(1,003,639)     1,903,049    April 11, 1984
 Office and research
  facility leased to
  Exide Electronics
  Corporation                                    2,030,000         1,500                        2,031,500    June 20, 1985
 Manufacturing
  facilities leased to
  DeVlieg Bullard, Inc.              310,032     4,782,667                                      5,092,699    April 3, 1986
 Manufacturing
  facilities leased to
  Penberthy Products, Inc.            48,968     1,028,333                                      1,077,301    April 3, 1986
 Manufacturing
  facilities leased
  to Stoody Company                  200,000     2,800,000                                      3,000,000    December 22, 1986
 Manufacturing
  facilities leased
  to Sunds Defibrator
  Woodhandling, Inc.                  24,750       669,427                                        694,177    August 30, 1985
                                  ----------   -----------       -------       -----------    -----------
                                  $1,115,143   $19,181,293       $ 5,929       $(1,003,639)   $19,298,726
                                  ==========   ===========       =======       ===========    ===========

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

     (c) At December 31, 1996, the aggregate cost of real estate owned for Federal income tax purposes is $58,715,975.

     (d)
                     Reconciliation of Real Estate Accounted
                         for Under the Operating Method

                                             December 31,
                                          ------------------
                                          1995          1996
                                          ----          ----
      Balance at beginning
         of year                     $45,541,835    $38,994,553

      Additions                          403,126

      Sale of property                              (12,280,378)

      Reclassification to
         real estate held for sale    (6,950,408)
                                     -----------    -----------
      Balance at close of
         year                        $38,994,553    $26,714,175
                                     ===========    ===========


                   Reconciliation of Accumulated Depreciation

                                             December 31,
                                          ------------------
                                          1995          1996
                                          ----          ----
      Balance at beginning
         of year                     $13,182,621    $12,371,727


      Depreciation expense             1,359,240        840,660

      Sale of property                               (4,100,560)

     Reclassification to
         real estate held for sale    (2,170,134)
                                     -----------    -----------
      Balance at close of year       $12,371,727    $ 9,111,827
                                     ===========    ===========

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                NOTES TO SCHEDULE OF REAL ESTATE AND ACCUMULATED
                             DEPRECIATION- Continued





(e)                              Reconciliation of Operating Real Estate

                                                December 31,
                                             ------------------
                                             1995          1996
                                             ----          ----
      Balance at beginning of year       $21,768,149    $12,001,027

      Disposals

      Additions                              675,825         99,694

      Reclassification to real estate
         held for sale                    (9,442,947)

      Writedown to net
         realizable value                 (1,000,000)
                                         -----------    -----------
      Balance at close of year
                                         $12,001,027    $12,100,721
                                         ===========    ===========



                              Reconciliation of Accumulated Depreciation for
                                          Operating Real Estate

                                                 December 31,
                                              -------------------
                                              1995           1996
                                              ----           ----
      Balance at beginning of year       $ 7,393,500     $4,265,218

      Reclassification to real estate
         held for sale                    (3,834,823)      (118,166)

      Depreciation expense                   706,541        490,368
                                         -----------     ----------

      Balance at close of year           $ 4,265,218    $ 4,637,420
                                         ===========    ===========

PROPERTIES
--------------------------------------------------------------------------------


     LEASE                                                          TYPE OF OWNERSHIP
    OBLIGOR            TYPE OF PROPERTY         LOCATION                 INTEREST
    -------            ----------------         --------            -----------------
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

(4)                    Hotels                   Petoskey and        Ownership of 65%
                                                Alpena,             interest in land
                                                Michigan            and buildings (1)

EXIDE ELECTRONICS      Office and               Raleigh,            Ownership of land
CORPORATION            Research Facility        North Carolina      and building

HARCOURT GENERAL       Movie Theatre            Canton,             Ownership of land
CORPORATION                                     Michigan            and building (3)

INNO TECH INDUSTRIES,  Office, and              Elyria,             Ownership of land
INC.                   Manufacturing            Ohio                and building
                       Facility


GOULD, INC.            Manufacturing and        Oxnard,             Ownership of land
                       Research Facility        California          and building


DEVLIEG BULLARD, INC.  Manufacturing            Frankenmuth,        Ownership of land
                       Facilities -             Michigan            and buildings (3)
                       2 locations              McMinnville,
                                                Tennessee


PENBERTHY              Manufacturing            Prophetsown,        Ownership of land
PRODUCTS, INC.         Facility                 Illinois            and building (3)


STOODY DELORO          Manufacturing            Goshen,             Ownership of land
STELLITE, INC.         Facility                 Indiana             and building

     LEASE                                                          TYPE OF OWNERSHIP
    OBLIGOR            TYPE OF PROPERTY         LOCATION                 INTEREST
    -------            ----------------         --------            -----------------
WINN-DIXIE             Supermarket              Montgomery,         Ownership of land
STORES, INC.                                    Alabama             and buildings (3)


SUNDS DEFIBRATOR
WOODHANDLING, INC.
(formerly FMP/RAUMA,   Manufacturing            Carthage,           Ownership of land
      CO.)             Facility                 New York            and buildings














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

MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED
         UNITHOLDER MATTERS
--------------------------------------------------------------------------------



            Except for limited or sporadic transactions, there is no established public trading market for the Limited Partnership Units of the Partnership. As of December 31, 1996, there were 3,577 holders of record of the Limited Partnership Units of the Partnership.

            In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement") the Corporate General Partner expects to continue to make quarterly distributions of Distributable Cash From Operations, as defined, in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1993:


                              Cash Distributions Paid Per Unit
                              1994        1995        1996
                              ----        ----        ----
            First quarter     $12.15      $12.20      $11.75
            Second quarter     12.16       32.21 (a)    8.40
            Third quarter      12.18       11.74        8.42
            Fourth quarter     12.19       11.75        8.44
                              ------      ------      ------
                              $48.68      $67.90      $37.01
                              ======      ======      ======


(a)  Includes a special distribution of $20 per Unit.



REPORT ON FORM 10-K
--------------------------------------------------------------------------------



            The Corporate General Partner will supply to any owner of Limited Partnership Units, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.