Form 10-Q
period 1997-03-31
CORPORATE PROPERTY ASSOCIATES 5
filed 1997-05-15
CIK 718075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           MARCH 31, 1997

                                       or

[  ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the transition period from _____________________ to ______________________

Commission file number                       0-11948

                         CORPORATE PROPERTY ASSOCIATES 5
             (Exact name of registrant as specified in its charter)

                      CALIFORNIA                                                 13-3164925
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                                        10020
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





                                      INDEX



                                                                  Page No.
                                                                  --------
 PART I

 Item 1. - Financial Information*

          Balance Sheets, December 31, 1996 and
          March 31, 1997                                              2

          Statements of Operations for the three
          months ended March 31, 1996 and 1997                        3

          Statements of Cash Flows for the three
          months ended March 31, 1996 and 1997                        4

          Notes to Financial Statements                              5-6

 Item 2. - Management's Discussion of Operations                      7

 PART II

 Item 6. - Exhibits and Reports on Form 8-K                           8

 Signatures                                                           9






*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS


                                          December 31,       March 31
                                              1996             1997
                                          ------------     ------------
                                             (Note)         (Unaudited)
      ASSETS:

Land and buildings, net of accumulated
   depreciation of $13,749,248 at
   December 31, 1996 and
   $14,026,319 at March 31, 1997          $ 25,065,648     $ 24,911,729
Net investment in direct
   financing leases                         19,298,726       19,288,743
Cash and cash equivalents                    5,237,995        4,334,883
Escrow funds                                   575,051          633,551
Other assets                                 2,474,117        2,576,095
                                          ------------     ------------
        Total assets                      $ 52,651,537     $ 51,745,001
                                          ============     ============
      LIABILITIES:

Mortgage notes payable                    $ 14,283,940     $ 14,283,940
Note payable to affiliate                    1,151,000        1,151,000
Accrued interest payable                        45,707           45,707
Accounts payable and accrued expenses          433,842          396,750
Accounts payable to affiliates                 111,526           99,334
Deferred gains                                 901,390          890,123
Other liabilities                              658,542          608,110
                                          ------------     ------------
        Total liabilities                   17,585,947       17,474,964
                                          ------------     ------------
      PARTNERS' CAPITAL:

General Partners                               (67,666)         (67,856)

Limited Partners (113,200 Limited
Partnership Units outstanding)              35,133,256       34,337,893
                                          ------------     ------------
        Total partners' capital             35,065,590       34,270,037
                                          ------------     ------------
        Total liabilities and
          partners' capital               $ 52,651,537     $ 51,745,001
                                          ============     ============

The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


                        STATEMENTS OF INCOME (UNAUDITED)



                                                             Three Months Ended
                                                      March 31, 1996      March 31, 1997
                                                      --------------      --------------
Revenues:
  Rental income from operating leases                   $1,071,969          $  714,026
  Interest income from direct financing leases             823,158             872,633
  Other interest income                                     28,511              33,919
  Revenue of hotel operations                            1,293,606             874,428
                                                        ----------          ----------
                                                         3,217,244           2,495,006
                                                        ----------          ----------
Expenses:
  Interest on mortgages                                    759,171             341,237
  Depreciation                                             454,234             277,071
  General and administrative                               142,885             115,416
  Property expenses                                        117,134              36,500
  Amortization                                               9,792
  Operating expenses of
   hotel operations                                      1,230,044             710,338
                                                        ----------          ----------
                                                         2,713,260           1,480,562
                                                        ----------          ----------
   Income before gain on sale of
    real estate                                            503,984           1,014,444
Gain on sale of real estate                                 90,356
                                                        ----------          ----------
   Net income                                           $  594,340          $1,014,444
                                                        ==========          ==========
Net income allocated to
  General Partners                                      $  120,595          $   60,867
                                                        ==========          ==========
Net income allocated to
  Limited Partners                                      $  473,745          $  953,577
                                                        ==========          ==========
Net income per Unit
  (113,200 Limited
  Partnership Units)                                    $     4.19          $     8.42
                                                        ==========          ==========

The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                           Three Months Ended
                                                                                 March 31,
                                                                     ---------------------------------
                                                                        1996                  1997
                                                                     -----------           -----------
Cash flows from operating activities:
  Net income                                                         $   594,340           $ 1,014,444
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                        464,026               277,071
    Other noncash items                                                   (2,385)               (1,284)
    Gain on sale of real estate                                          (90,356)
    Net change in operating assets and liabilities                       187,604              (260,194)
                                                                     -----------           -----------
     Net cash provided by operating activities                         1,153,229             1,030,037
                                                                     -----------           -----------
Cash flows from investing activities:
  Additional capitalized costs                                           (97,500)             (123,152)
  Proceeds from sale of real estate                                    1,741,261
                                                                     -----------           -----------
     Net cash provided by (used in) investing activities               1,643,761              (123,152)
                                                                     -----------           -----------
Cash flows from financing activities:
  Distributions to partners                                           (1,415,000)           (1,809,997)
  Payments of mortgage principal                                         (89,951)
                                                                     -----------           -----------
     Net cash used in financing activities                            (1,504,951)           (1,809,997)
                                                                     -----------           -----------
       Net increase (decrease) in cash and cash equivalents            1,292,039              (903,112)

    Cash and cash equivalents, beginning of period                     2,300,682             5,237,995
                                                                     -----------           -----------
       Cash and cash equivalents, end of period                      $ 3,592,721           $ 4,334,883
                                                                     ===========           ===========
Supplemental disclosure of cash flows information:

     Interest paid                                                   $   781,524           $   352,504
                                                                     ===========           ===========

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

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)



Note 1. Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.



Note 2. Distributions to Partners:

Distributions declared and paid to partners during the three months ended March 31, 1997 are summarized as follows:

  Quarter Ended      General Partners    Limited Partners    Per Limited Partner Unit
-----------------    ----------------    ----------------    ------------------------
December 31, 1996         $61,057           $  956,540                $8.45
                          =======           ==========                =====

A special distribution of $7 per Limited Partner Unit ($792,400) was declared and paid in January 1997.

A distribution of $8.34 per Limited Partner Unit for the quarter ended March 31, 1997 was declared and paid in April 1997.

Note 3. Transactions with Related Parties:

For the three-month periods ended March 31, 1996 and 1997, the Partnership incurred management fees of $29,364 and $15,121 respectively, and general and administrative expense reimbursements of $29,921 and $20,287, respectively.

The Partnership, in conjunction with certain affiliates, is a participant in an agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the three months ended March 31, 1996 and 1997 were $25,201 and $27,739, respectively.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4. Industry Segment Information:

The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operation of two hotel properties. For the three-month periods ended March 31, 1996 and 1997, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                        1996        %            1997        %
                                        ----      ----           ----      ---
Gould, Inc.                         $  303,750     16%       $  303,750     19%
Spreckels Industries, Inc.             255,179     13           255,179     16
DeVlieg Bullard, Inc.                  207,746     11           238,451     15
Arley Merchandise Corporation          150,000      8           150,000     10
Exide Electronics Corporation          143,033      8           143,033      9
Stoody Deloro Stellite, Inc.           100,568      5           126,785      8
Penn Virginia Corporation              124,688      7           124,688      8
Harcourt General Corporation            58,438      3            58,438      4
Penberthy Products, Inc.                45,632      2            52,377      3
Winn-Dixie Stores, Inc.                 47,884      3            47,884      3
FMP/Rauma Company                       36,060      2            36,060      2
Rochester Button Company                49,208      3            35,014      2
Other                                   23,291      1            15,000      1
GATX Logistics, Inc.                   349,650     18
                                    ----------    ---        ----------    ---
                                    $1,895,127    100%       $1,586,659    100%
                                    ==========    ===        ==========    ===

Operating results of the three hotel properties for the three-month periods ended March 31, 1996 and 1997 are summarized as follows:

                                              1996                1997
                                          -----------          ----------
Revenues                                  $ 1,293,606          $  874,428
Fees paid to hotel management company         (27,663)            (20,870)
Other operating expenses                   (1,202,381)           (689,468)
                                          -----------          ----------
Hotel operating income                    $    63,562          $  164,090
                                          ===========          ==========

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS





Results of Operations:

    Net income for the three-month period ended March 31, 1997 increased by $420,000 as compared with net income for the three-month period ended December 31, 1996. Excluding the effect of a $90,000 gain on the sale of real estate in 1996, such increase was $510,000. The increase in income was due to decreases in interest, depreciation, general and administrative and property expenses and an increase in hotel operating income. This was partially offset by a decrease in lease revenues.


    The decrease in interest expense was due to the satisfaction of mortgage loans in connection with the sale of properties in 1996 and the prepayment of three mortgage loans on properties which remain subject to leases, also in 1996. Of the $418,000 decrease in interest expense, $162,000 was due to the satisfaction of mortgages in connection with the sales of properties and $241,000 was due to the three mortgage loan prepayments. The decrease in depreciation expense was due to the disposition of the warehouse property in Hodgkins, Illinois in the second quarter of 1996 which was leased to GATX Logistics, Inc. and the Rapid City, South Dakota hotel property in the fourth quarter of 1996. The decrease in general and administrative expense was due to lower partnership level state taxes as a result of disposing of the GATX property. The decrease in property expenses was due to $63,000 of charges in 1996 for uncollected rent from Rochester Button Company. As a result of the modification of the Rochester Button lease agreement in December 1996, Rochester Button is currently able to pay its rent in a timely manner. The decrease in lease revenues was solely due to the disposition of the GATX property.

    Hotel operating income for the three-month periods is not directly comparable due to the sale of the Rapid City hotel. During the three-month period ended March 31, 1996, the Rapid City operation contributed revenues of $509,000 and incurred a net loss of $13,000. For the three-month period ended March 31, 1997, revenues for the Alpena and Petoskey, Michigan operations increased from $785,000 to $874,000 and earnings increased from $77,000 to $164,000 as compared with 1996. The occupancy rate of the Alpena hotel increased from 53% to 57% and the average room rate increased by 5%, and the occupancy rate of the Petoskey hotel increased from 47% to 51% and the average room rate increased by 5%. The increase in expenses for the two hotels was less than 1%. The hotel business is seasonal in nature with the most significant portions of earnings generated during the third quarter. Accordingly, the results for the quarter ended March 31, 1997 are not necessarily indicative of results for the yearly operating cycle.



Financial Condition:

    There has been no material change in the Partnership's financial condition since December 31, 1996. Cash flow from operations of $1,030,000 was sufficient to pay quarterly distributions of $1,018,000. In addition, a special distribution of $7 per Limited Partner Unit totaling $792,400 was paid during the quarter. Accordingly, the decrease in the Partnership's cash balances was due to the special distribution. Although the April 1997 distribution per Limited Partnership Unit decreased from $8.45 to $8.34, the distribution rate per Unit based on adjusted capital, as defined in the Amended Agreement of Limited Partnership, reflected an increase. The Partnership's cash flow is subject to fluctuation due to the uncertainties related to operating the hotels, including the need to use cash to replace furniture, fixtures and equipment on an on-going basis.

    The General Partners are currently investigating ways to provide liquidity for limited partners on a tax-effective basis.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)



                                     PART II




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:

             None

      (b)    Reports on Form 8-K:

             During the quarter ended March 31, 1997, the Partnership was not required to file any reports on Form 8-K.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)





                                   SIGNATURES






      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CORPORATE PROPERTY ASSOCIATES 5
                                  (a California limited partnership)

                                  By:  CAREY CORPORATE PROPERTY, INC.




        05/14/97                  By:      /s/ Claude Fernandez
        --------                          ----------------------------
           Date                           Claude Fernandez
                                          Executive Vice President and
                                          Chief Administrative Officer
                                          (Principal Financial Officer)




        05/14/97                  By:      /s/ Michael D. Roberts
        --------                          ----------------------------
           Date                           Michael D. Roberts
                                          First Vice President and Controller
                                          (Principal Accounting Officer)