Form 10-Q
period 1997-06-30
CORPORATE PROPERTY ASSOCIATES 5
filed 1997-08-12
CIK 718075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 1997

                                       or

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



                                      INDEX


                                                                        Page No.

 PART I
 Item 1. - Financial Information*

               Balance Sheets, December 31, 1996 and
               June 30, 1997                                                   2

               Statements of Operations for the three and six
               months ended June 30, 1996 and 1997                             3

               Statements of Cash Flows for the six
               months ended June 30, 1996 and 1997                             4

               Notes to Financial Statements                                 5-6

 Item 2. - Management's Discussion of Operations                               7


 PART II

 Item 6. - Exhibits and Reports on Form 8-K                                    8

 Signatures                                                                    9






*The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS

                                                          December 31,                  June 30,
                                                              1996                         1997
                                                          -----------                  ----------
                                                             (Note)                    (Unaudited)
         ASSETS:

Land and buildings, net of accumulated
    depreciation of $13,749,248 at
    December 31, 1996 and
    $14,347,833 at June 30, 1997                            $25,065,648                $23,301,410
Net investment in direct
    financing leases                                         19,298,726                 19,278,575
Cash and cash equivalents                                     5,237,995                  4,091,246
Escrow funds                                                    575,051                    687,974
Other assets                                                  2,474,117                  2,772,715
                                                            -----------                -----------

           Total assets                                     $52,651,537                $50,131,920
                                                            ===========                ===========


         LIABILITIES:

Mortgage notes payable                                      $14,283,940                $14,283,940
Note payable to affiliate                                     1,151,000                  1,151,000
Accrued interest payable                                         45,707                     45,707
Accounts payable and accrued expenses                           433,842                    277,063
Accounts payable to affiliates                                  111,526                    102,914
Deferred gains                                                  901,390                    878,855
Other liabilities                                               658,542                    674,503
                                                            -----------                -----------
           Total liabilities                                 17,585,947                 17,413,982
                                                            -----------                -----------

         PARTNERS' CAPITAL:

General Partners                                                (67,666)                  (160,981)

Limited Partners (113,200 Limited
Partnership Units outstanding)                               35,133,256                 32,878,919
                                                            -----------                -----------
           Total partners' capital                           35,065,590                 32,717,938
                                                            -----------                -----------

           Total liabilities and
               partners' capital                            $52,651,537                $50,131,920
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

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                              Three Months Ended                      Six Months Ended
                                    June 30, 1996        June 30, 1997        June 30, 1996       June 30, 1997
                                    -------------        -------------        -------------       -------------
Revenues:
  Rental income from
    operating leases                  $   730,107           $  714,027          $ 1,802,076         $ 1,428,053
  Interest from direct
    financing leases                      847,016              886,683            1,670,174           1,759,316
  Other interest income                    60,990               33,309               89,501              67,228
  Revenue of hotel
    operations                          1,644,627              831,975            2,938,233           1,706,403
  Other income                              4,750               10,000                4,750              10,000
                                      -----------           ----------          -----------         -----------
                                        3,287,490            2,475,994            6,504,734           4,971,000
                                      -----------           ----------          -----------         -----------
Expenses:
  Interest                                494,182              351,627            1,253,353             692,864
  Depreciation                            300,990              321,514              755,224             598,585
  General and
    administrative                         99,059              260,665              241,944             376,081
  Property expenses                       210,482               56,176              327,616              92,676
  Amortization                              2,218                                    12,010
  Operating expenses of
    hotel operations                    1,231,749              683,763            2,461,793           1,394,101
  Writedown to net realizable
    value                               1,300,000            1,350,000            1,300,000           1,350,000
                                      -----------           ----------          -----------         -----------
                                        3,638,680            3,023,745            6,351,940           4,504,307
                                      -----------           ----------          -----------         -----------

      Income (loss) before gain
        on sales of real estate          (351,190)            (547,751)             152,794             466,693

Gain on sales of
  real estate                           4,408,467                                 4,498,823
                                      -----------           ----------          -----------          ----------


    Net income (loss)                 $ 4,057,277           $ (547,751)         $ 4,651,617         $   466,693
                                      ===========           ==========          ===========         ===========


Net income (loss) allocated
  to General Partners                 $   193,893           $  (32,865)         $   314,488         $    28,002
                                      ===========           ==========          ===========         ===========


Net income (loss) allocated
  to Limited Partners                 $ 3,863,384           $ (514,886)         $ 4,337,129         $   438,691
                                      ===========           ==========          ===========         ===========


Net income (loss) per Unit
  (113,200 Limited
  Partnership Units)
                                           $34.12              $(4.55)               $38.31               $3.87
                                           ======              ======                ======               =====



The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Six Months Ended
                                                                                  June 30,
                                                                   ------------------------------------
                                                                        1996                     1997
                                                                        ----                     ----
Cash flows from operating activities:
  Net income                                                       $  4,651,617             $   466,693
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                     767,234                 598,585
      Other noncash items                                                (9,385)                 (2,384)
      Gain on sale of real estate                                    (4,498,823)
      Writedown to net realizable value                               1,300,000               1,350,000
      Net change in operating assets and liabilities                   (168,730)               (560,951)
                                                                   ------------             -----------
        Net cash provided by operating activities                     2,041,913               1,851,943
                                                                   ------------             -----------

Cash flows from investing activities:
  Additional capitalized costs                                         (101,665)               (184,347)
  Proceeds from sale of real estate                                  14,378,057
                                                                   ------------             -----------
        Net cash provided by (used in) investing activities          14,276,392                (184,347)
                                                                   ------------             -----------

Cash flows from financing activities:
  Distributions to partners                                          (2,426,575)             (2,814,345)
  Payments on mortgage principal                                       (117,618)
  Payments of mortgages payable                                     (10,685,612)
                                                                   ------------             -----------
      Net cash used in financing activities                         (13,229,805)             (2,814,345)
                                                                   ------------             -----------

           Net increase (decrease) in cash and cash equivalents       3,088,500              (1,146,749)

      Cash and cash equivalents, beginning of period                  2,300,682               5,237,995
                                                                   ------------             -----------

           Cash and cash equivalents, end of period                $  5,389,182             $ 4,091,246
                                                                   ============             ===========



Supplemental disclosure of cash flows information:

        Interest paid                                              $  1,374,757             $   715,399
                                                                   ============             ===========



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



Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the six months ended June 30, 1997 are summarized as follows:

  Quarter Ended          General Partners        Limited Partners     Per Limited Partner Unit
-----------------        ----------------        ----------------     ------------------------

December 31, 1996             $61,057               $  956,540                   $8.45
                              =======               ==========                   =====

March 31, 1997                $60,260               $  944,088                   $8.34
                              =======               ==========                   =====


A special distribution of $7 per Limited Partner Unit ($792,400) was declared and paid in January 1997.

A distribution of $8.34 per Limited Partner Unit for the quarter ended June 30, 1997 was declared and paid in July 1997.




Note 3.  Transactions with Related Parties:

For the three-month and six-month periods ended June 30, 1996, the Partnership incurred property management fees of $17,999 and $47,363, respectively, and general and administrative expense reimbursements of $40,624 and $70,545, respectively. For the three-month and six-month periods ended June 30, 1997, the Partnership incurred property management fees of $16,396 and $31,517, respectively, and general and administrative expense reimbursements of $72,472 and $92,759, respectively.

The Partnership, in conjunction with certain affiliates, is a participant in an agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the six months ended June 30 1996 and 1997 were $48,587 and $36,571, respectively.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:

The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operation of two hotel properties. For the six-month periods ended June 30, 1996 and 1997, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                                 1996        %              1997        %
                                                 ----       ---             ----       ---

Gould, Inc.                                  $  607,500      17%        $  607,500      19%
Spreckels Industries, Inc.                      510,359      15            510,359      16
DeVlieg Bullard, Inc.                           435,962      12            476,902      15
Arley Merchandise Corporation                   300,000       9            300,000      10
Exide Electronics Corporation                   286,065       8            286,065       9
Stoody Deloro Stellite, Inc.                    200,363       6            267,804       8
Penn Virginia Corporation                       249,375       7            249,375       8
Harcourt General Corporation                    116,875       3            116,875       4
Penberthy Products, Inc.                         95,761       3            104,753       3
Winn-Dixie Stores, Inc.                          95,767       3             95,767       3
Sunds Defibrator Woodhandling, Inc.              72,120       2             72,120       2
Rochester Button Company                         98,082       3             69,849       2
Other                                            23,291       1             30,000       1
GATX Logistics, Inc.                            380,730      11
                                             ----------     ---         ----------     ----
                                             $3,472,250     100%        $3,187,369     100%
                                             ==========     ====        ==========     ====


Operating results of the three hotel properties for the six-month periods ended June 30, 1996 and 1997 are summarized as follows:

                                                       1996                   1997
                                                   -----------            -----------
Revenues                                           $ 2,938,233            $ 1,706,403
Fees paid to hotel management company                  (62,084)               (43,919)
Other operating expenses                            (2,399,709)            (1,350,182)
                                                   -----------            -----------
Hotel operating income                             $   476,440            $   312,302
                                                   ===========            ===========



Note 5.  Properties Leased to Arley Merchandise Corporation:

The Partnership owns two properties in Sumter and Columbia, South Carolina leased to Arley Merchandise Corporation ("Arley"). A limited recourse mortgage loan of $4,764,500, collateralized by the properties and an assignment of the Arley lease, matured in January 1993. The Partnership and the lender entered into a forbearance agreement at that time and attempted to reach an agreement to restructure the loan. Such agreement was not reached and the forbearance agreement expired on July 1, 1995.

On May 15, 1997, the lender made a demand for payment of the entire outstanding principal balance of the loan. Although the Partnership made certain offers to the lender, the lender rejected such offers and, on June 18, 1997, the lender initiated a lawsuit for the purpose of foreclosing on the Arley properties. The Partnership is evaluating whether it will contest the foreclosure action. In connection with such foreclosure the Partnership has estimated that the fair value of the Arley properties is approximately $3,940,000 and has recorded a writedown of $1,350,000, representing the excess of the properties' carrying value over their estimated fair value. As the loan is limited recourse, the lender's sole recourse is to the Arley properties.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS

Results of Operations:

     As a result of the sales of the property leased to GATX Logistics, Inc. and the hotel property in Rapid City, South Dakota in the second and fourth quarters of 1996, respectively, the results of operations for the three-month and six-month periods ended June 30, 1997 are not fully comparable with the results for the three-month and six-month periods ended June 30, 1996. For the last full fiscal year that the Partnership owned the GATX and Rapid City properties, the GATX lease represented 16% of annual lease revenues and the Rapid City hotel represented 51% of annual hotel revenues as well as 70% of the Partnership's hotel operating income. In addition, earnings for the prior-year three-month and six-month periods include the benefit of a $4,408,000 gain on the sale of the GATX property.

     Income before gain on the sales of real estate increased by $314,000 for the comparable six-month periods and decreased by $196,000 for the comparable three-month periods. For the comparable six-month periods, the increase in income before gain was due to decreases in interest, depreciation and property expenses. Of the decrease of $560,000 in interest expense from 1996, $243,000 of such decrease was due to interest expense incurred on the GATX and Rapid City mortgage loans, which loans were retired in connection with the sale of the properties. The remaining decrease was due to the Partnership's paying off other mortgage loans on properties which are leased to Gould, Inc., Exide Electronics Corporation and Stoody Deloro Stellite, Inc. The decrease in depreciation expense was due solely to the disposition of properties in 1996. The decrease in property expenses was due to the writeoff of certain property-related receivables in 1996. The decrease in hotel operating income was due solely to the sale of the Rapid City hotel. For the comparable six-month periods, revenues for the Alpena and Petoskey hotels increased by 8% while expenses were substantially unchanged. For the comparable six-month periods, hotel operating earnings from the remaining two hotels increased by $92,000. The occupancy rate of the Alpena and Petoskey hotels increased by approximately 1% and 5% to 58% and 47%, respectively. The average room rates of Alpena and Petoskey increased by 5% and 2%, respectively. Historically, the earnings of the Alpena and Petoskey hotels are seasonal in nature with occupancy rates higher in the third quarter than in the other periods. Accordingly, hotel earnings for the six-month period are not necessarily indicative of a full year's operating cycle. Lease revenues decreased solely as a result of the GATX property sale. This was partially offset by rent increases in 1996 on the Partnership's leases with DeVlieg Bullard, Inc. and Penberthy Products, Inc. and in 1997 on the Partnership's lease with Stoody Deloro Stellite. The Partnership also incurred noncash charges in both 1996 and 1997 in connection with the writedown of properties to estimated net realizable value. The results for the current three-month period also reflect the aforementioned benefits of decreases in interest, depreciation and property expenses; however, such benefits were offset by an increase in general and administrative expenses. The increase was primarily due to higher partnership-level state taxes primarily as a result of projected increases in taxable income.

Financial Condition:

     There has been no material change in the Partnership's condition since December 31, 1996. Cash flow from operations of $1,852,000 was not sufficient to fully fund quarterly distributions of $2,022,000 and a special distribution of $792,000, paid in January 1997. Accordingly, the General Partners will continue to monitor the Partnership's cash flows in order to determine whether the current distribution rate can be sustained.

     The limited recourse mortgage lender on the Arley Merchandise Corporation property has initiated foreclosure proceedings as such loan has matured. The General Partners have concluded that the estimated fair value on the properties is less than the outstanding mortgage balance on the mortgage loan and are evaluating whether to continue their efforts to reach a restructuring agreement with the lender. If no restructuring agreement is reached, the lender's sole recourse is to the mortgaged properties. As the Arley properties lender had previously exercised its right of assignment to collect Arley rents, there will be no effect on the Partnership's annual cash flow if the ownership of the properties is transferred to the lender to satisfy the mortgage debt. Prior to such exercise, annual cash flow from the Arley properties (rent less mortgage debt service) was $60,000.

     The General Partners are currently investigating ways to provide liquidity for limited partners on a tax-effective basis.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


                                     PART II



Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)        Exhibits:

                    None

         (b)        Reports on Form 8-K:

                    During the quarter ended June 30, 1997, the Partnership was not required to file any reports on Form 8-K.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)



                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CORPORATE PROPERTY ASSOCIATES 5
                                    (a California limited partnership)

                                    By: CAREY CORPORATE PROPERTY, INC.




           08/11/97                 By:  /s/ Steven M. Berzin
           --------                      ---------------------------------------
            Date                             Steven M. Berzin
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)



           08/11/97                 By:  /s/ Claude Fernandez
           --------                      ---------------------------------------
             Date                            Claude Fernandez
                                             Executive Vice President and
                                             Chief Administrative Officer
                                             (Principal Accounting Officer)




           08/11/97                 By:  /s/ Michael D. Roberts
           --------                      ---------------------------------------
             Date                            Michael D. Roberts
                                             First Vice President and Controller