Form 10-K405/A
period 1996-12-31
CORPORATE PROPERTY ASSOCIATES 5
filed 1997-09-04
CIK 718075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                                                               [X] Yes   [ ] No

      Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Limited Partnership Units.

                                     PART II





Item 8.  Financial Statements and Supplementary Data.


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






                                                     /s/Coopers & Lybrand L.L.P.

New York, New York
March 21, 1997

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                                 BALANCE SHEETS

                           December 31, 1995 and 1996

                                                              1995             1996
                                                          ------------     ------------
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

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                              STATEMENTS of INCOME

              For the years ended December 31, 1994, 1995 and 1996


                                                      1994           1995           1996
                                                  -----------    -----------    -----------
Revenues:
  Rental income                                   $ 5,606,618    $ 4,642,686    $ 3,225,129
  Interest income from direct financing leases      5,805,643      3,879,125      3,409,166
  Other interest income                               117,325        307,951        210,913
  Revenue of hotel operations                       6,595,570      6,768,268      6,359,758
  Other income                                                       170,107
                                                  -----------    -----------    -----------
                                                   18,125,156     15,768,137     13,204,966
                                                  -----------    -----------    -----------
Expenses:
  Interest                                          4,534,425      3,495,872      2,075,230
  Depreciation                                      2,181,422      2,065,781      1,331,028
  General and administrative                          571,189        841,920        460,948
  Property expenses                                 1,516,194        810,581        579,189
  Amortization                                         63,932         33,599         13,301
  Writedown to net realizable value                                1,980,550      1,300,000
  Operating expense of hotel operations             4,959,699      5,241,370      4,952,959
                                                  -----------    -----------    -----------
                                                   13,826,861     14,469,673     10,712,655
                                                  -----------    -----------    -----------

    Income before gains on sale                     4,298,295      1,298,464      2,492,311

  Gains on sale of real estate, net                 1,140,891        614,234      5,284,165
                                                  -----------    -----------    -----------

    Net income                                    $ 5,439,186    $ 1,912,698    $ 7,776,476
                                                  ===========    ===========    ===========

Net income allocated to:
  Individual General Partner                      $   171,409    $    52,520    $   119,855
                                                  ===========    ===========    ===========

  Corporate General Partner                       $   832,262    $   148,208    $   342,857
                                                  ===========    ===========    ===========

  Limited Partners                                $ 4,435,515    $ 1,711,970    $ 7,313,764
                                                  ===========    ===========    ===========

Net income per Limited
  Partnership Unit
  (113,200 Units outstanding)                     $     39.18    $     15.12    $     64.61
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

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                         STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1994, 1995 and 1996


                                            Partners' Capital Accounts
                                   ---------------------------------------------------------------
                                                                                        Limited
                                                                                        Partners'
                                                       General          Limited        Amount Per
                                      Total           Partners         Partners         Unit (a)
                                   ------------     ------------     ------------     ------------
Balance, December 31, 1993         $ 38,311,475     $   (746,920)    $ 39,058,395     $        345

Distributions                        (5,862,314)        (351,738)      (5,510,576)             (49)

Net income, 1994                      5,439,186        1,003,671        4,435,515               39
                                   ------------     ------------     ------------     ------------

Balance, December 31, 1994           37,888,347          (94,987)      37,983,334              335

Distributions                        (8,054,982)        (368,702)      (7,686,280)             (68)

Net income, 1995                      1,912,698          200,728        1,711,970               15
                                   ------------     ------------     ------------     ------------

Balance, December 31, 1995           31,746,063         (262,961)      32,009,024              282

Distributions                        (4,456,949)        (267,417)      (4,189,532)             (37)

Net income, 1996                      7,776,476          462,712        7,313,764               65
                                   ------------     ------------     ------------     ------------

Balance, December 31, 1996         $ 35,065,590     $    (67,666)    $ 35,133,256     $        310
                                   ============     ============     ============     ============

(a)  Based on 113,200 Units issued and outstanding during all periods.

The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)
                            STATEMENTS of CASH FLOWS

              For the years ended December 31, 1994, 1995 and 1996


                                                                1994             1995             1996
                                                            ------------     ------------     ------------
Cash flows from operating activities:
   Net income                                               $  5,439,186     $  1,912,698     $  7,776,476
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                             2,245,354        2,099,380        1,344,329
     Amortization of deferred gains                              (71,609)         (71,678)         (64,974)
     Cash receipts on operating and financing
       leases greater than straight-line adjustments and
       amortization of unearned income                             8,388           13,162           54,212
     Writedown to net realizable value                                          1,980,550        1,300,000
     Net gain on sale of real estate                          (1,140,891)        (614,234)      (5,284,165)
     Net change in operating assets and liabilities             (187,595)        (631,808)         480,432
                                                            ------------     ------------     ------------
        Net cash provided by operating
          activities                                           6,292,833        4,688,070        5,606,310
                                                            ------------     ------------     ------------
Cash flows from investing activities:
   Issuance of note receivable                                  (188,910)
   Additional capitalized costs                                 (407,538)      (1,078,951)        (172,447)
   Proceeds on sale and transfer of real estate               16,939,000        3,387,362       18,592,329
   Purchase of limited partnership interests                                   (1,750,175)
                                                            ------------     ------------     ------------
        Net cash provided by investing activities             16,342,552          558,236       18,419,882
                                                            ------------     ------------     ------------

Cash flows from financing activities:
   Distributions to partners                                  (5,862,314)      (8,054,982)      (4,456,949)
   Release of escrow funds in
     connection with mortgage prepayment                                                         2,295,000
   Prepayments of mortgage payable                           (10,413,985)      (2,200,000)     (18,561,812)
   Payments on mortgage principal                               (725,239)        (463,487)        (365,118)
   Partial prepayment of note payable to affiliate                               (144,000)
   Deferred financing costs                                       (1,247)         (10,000)
                                                            ------------     ------------     ------------
        Net cash used in financing activities                (17,002,785)     (10,872,469)     (21,088,879)
                                                            ------------     ------------     ------------

        Net increase (decrease) in cash and
          cash equivalents                                     5,632,600       (5,626,163)       2,937,313

Cash and cash equivalents, beginning of year                   2,294,245        7,926,845        2,300,682
                                                            ------------     ------------     ------------

        Cash and cash equivalents, end of year              $  7,926,845     $  2,300,682     $  5,237,995
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

        The Agreement provides that the General Partners are allocated 6% (1% to the Individual General Partner, William P. Carey, and 5% to the Corporate General Partner, Carey Corporate Property, Inc.) and the Limited Partners are allocated 94% of the profits and losses, except as described below, as well as distributions of Distributable Cash From Operations, as defined. The General Partners may be entitled to receive a subordinated preferred return, measured based upon the cumulative proceeds arising from the sale of Partnership assets. Pursuant to the subordination provisions of the Agreement, the preferred return may be paid after the limited partners receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return


                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued


           of 6% since the inception of the Partnership. The General Partners interest in such preferred return amounts to $1,422,844 based upon the cumulative proceeds from the sale of assets since the inception of the Partnership through December 31, 1996. The Partnership's ability to satisfy the subordination provisions of the Agreement may not be determinable until liquidation of a substantial portion of the Partnership's assets has been made, formal plans of liquidation are adopted or limited partnership units are converted to other securities which provide the security holder with greater liquidity than a limited partnership unit. Management believes that as of the report date, ultimate payment of the preferred return is reasonably possible but not probable, as defined pursuant to Statement of Financial Accounting Standards No. 5.

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

    B.  Operating Real Estate:

        Operating real estate, at cost, is summarized as follows:

                                                             December 31,
                                                             ------------
                                                         1995           1996
                                                     -----------    -----------
               Land                                  $   479,050    $   479,050
               Buildings                               9,603,750      9,603,750
               Personal property                       1,918,227      2,017,921
                                                     -----------    -----------
                                                      12,001,027     12,100,721
                   Less: Accumulated depreciation      4,265,218      4,637,421
                                                     -----------    -----------
                                                     $ 7,735,809    $ 7,463,300
                                                     ===========    ===========

5.   Net Investment in Direct Financing Leases:

        Net investment in direct financing leases is summarized as follows:

                                                            December 31,
                                                            ------------
                                                        1995           1996
                                                    -----------    -----------
               Minimum lease payments receivable    $34,887,327    $32,483,668
               Unguaranteed residual value           17,495,677     17,495,677
                                                    -----------    -----------
                                                     52,383,004     49,979,345
                   Less: Unearned income             33,030,066     30,680,619
                                                    -----------    -----------
                                                    $19,352,938    $19,298,726
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


 7.  Distributions to Partners:

        Distributions declared and paid to partners are summarized as follows:

                                                                                                            Limited
       Year Ending                          Distributions Paid to        Distributions Paid to           Partners' Per
       December 31,                           General Partners              Limited Partners              Unit Amount
       ------------                         ---------------------        ---------------------           -------------
         1994                                    $  351,738                    $5,510,576                    $48.68
                                                 ==========                    ==========                    ======
         1995:
      Quarterly distributions                    $  345,833                    $5,422,280                    $47.90
      Special distribution                           22,869                     2,264,000                     20.00
                                                 ----------                    ----------                    ------
         Total 1995                              $  368,702                    $7,686,280                    $67.90
                                                 ==========                    ==========                    ======
         1996                                    $  267,417                    $4,189,532                    $37.01
                                                 ==========                    ==========                    ======


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

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued


 8.  Income for Federal Tax Purposes:

        Income for financial statement purposes differs from income for Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                               1994             1995             1996
                                           ------------     ------------     ------------
    Net income per Statements of Income    $  5,439,186     $  1,912,698     $  7,776,476
    Excess tax depreciation                  (2,979,063)      (2,399,357)      (1,980,182)
    Writedowns of assets                                       1,980,550        1,300,000
    Difference in gains or losses on
      dispositions of property                8,776,856         (157,203)       3,475,585
    Other                                      (351,394)         284,878         (544,552)
                                           ------------     ------------     ------------
      Income reported for Federal
         income tax purposes               $ 10,885,585     $  1,621,566     $ 10,027,327
                                           ============     ============     ============


9.   Industry Segment Information:

        The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operations of three hotel properties.

        In 1994, 1995 and 1996, the Partnership earned its total leasing revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                            1994              %             1995              %             1996             %
                                         -----------     -----------     -----------     -----------     -----------    -----------
  Gould, Inc.                            $ 1,125,000              10%    $ 1,132,500              13%    $ 1,215,000             18%
  Spreckels Industries, Inc.                 880,264               8       1,020,717              12       1,020,717             15
  DeVlieg Bullard, Inc.                      830,984               7         830,984              10         912,864             14
  Arley Merchandise
    Corporation                              600,000               5         600,000               7         600,000              9
  Exide Electronics
    Corporation                              485,726               4         528,926               6         572,130              9
  Penn Virginia Corporation                  498,750               5         498,750               6         498,750              8
  Stoody Deloro Stellite, Inc.               380,325               3         404,719               5         390,068              6
  GATX Logistics, Inc.                     1,834,350              16       1,398,600              16         380,730              6
  Harcourt General Corporation               233,750               2         233,750               3         233,750              4
  Rochester Button Company                   204,743               2         199,968               2         225,706              3
  Penberthy Products, Inc.                   182,529               2         182,529               2         200,514              3
  Winn Dixie Stores, Inc.                    191,534               2         191,534               2         191,534              3
  Sunds Defibrator Woodhandling, Inc.
    (formerly FMP/Rauma Company)             124,430               1         131,033               2         144,239              2
  Other                                      146,342               1         212,383               2          31,602
  IBM Corporation                            318,097               3         318,097               4          16,691
  Industrial General Corporation           1,385,643              12         637,321               8
  Pace Membership Warehouse, Inc.            601,718               5
  Liberty Fabrics of New York              1,388,076              12
                                         -----------     -----------     -----------     -----------     -----------    -----------
                                         $11,412,261             100%    $ 8,521,811             100%    $ 6,634,295            100%
                                         ===========     ===========     ===========     ===========     ===========    ===========


                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued


        The Partnership's share of the operating results for the three hotel properties are as follows:


                                      1994            1995            1996
                                  -----------     -----------     -----------
      Revenues                    $ 6,595,570     $ 6,768,268     $ 6,359,758
      Fees to hotel management
        company                      (131,911)       (143,498)       (134,872)
      Other operating expenses     (4,827,788)     (5,097,872)     (4,818,087)
                                  -----------     -----------     -----------
      Hotel operating income      $ 1,635,871     $ 1,526,898     $ 1,406,799
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


                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued


11.  Funds in Escrow:

        Funds in escrow at December 31, 1995 and 1996 consist of reserves and escrow funds for the hotel properties and related mortgage debt.

                                                             December 31,
                                                             ------------
                                                          1995          1996
                                                       ----------    ----------
               Security reserve on Rapid City
                 property                              $1,895,000
               Debt service escrow account and bond
                 reserves on Alpena and Petoskey
                 properties                               412,100    $  490,100
               Hotel furniture, fixture
                 and equipment reserves                   270,522        84,951
               Special escrow accounts
                 on Rapid City hotel property             400,000
                                                       ----------    ----------
                                                       $2,977,622    $  575,051
                                                       ==========    ==========

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

                        CORPORATE PROPERTY ASSOCIATES 5
                        (a California limited partnership)

                        BY:   CAREY CORPORATE PROPERTY, INC.




    09/3/97             BY:    /s/ Steven M. Berzin
---------------               -------------------------------
     Date                     Claude Fernandez
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial Officer)



    09/3/97             BY:    /s/ Claude Fernandez
---------------               -------------------------------
     Date                     Claude Fernandez
                              Executive Vice President and
                              Chief Administrative Officer
                              (Principal Accounting Officer)