Form 10-Q/A
period 1997-03-31
CORPORATE PROPERTY ASSOCIATES 5
filed 1997-09-04
CIK 718075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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


                                          December 31,       March 31,
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

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                  Three Months Ended
                                                                        March 31,
                                                               ---------------------------
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




Note 3. Transactions with Related Parties:

For the three-month periods ended March 31, 1996 and 1997, the Partnership incurred management fees of $29,364 and $15,121 respectively, and general and administrative expense reimbursements of $29,921 and $20,287, respectively. Management believes that ultimate payment of a preferred return to the General Partners of $1,422,844, based upon cumulative proceeds of sales of assets, is reasonably possible but not probable, as defined pursuant to Statement of Financial Accounting Standards No. 5.

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


                                  CORPORATE PROPERTY ASSOCIATES 5
                                  (a California limited partnership)

                                  By:  CAREY CORPORATE PROPERTY, INC.




    09/03/97                      BY:   /s/ Steven M. Berzin
----------------                       ---------------------------------
     Date                              Steven M. Berzin
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



    09/03/97                      BY:   /s/ Claude Fernandez
----------------                       ---------------------------------
     Date                              Claude Fernandez
                                       Executive Vice President and
                                       Chief Administrative Officer
                                       (Principal Accounting Officer)