Form 10-Q/A
period 1997-06-30
CORPORATE PROPERTY ASSOCIATES 5
filed 1997-09-05
CIK 718075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               JUNE 30, 1997
                              -------------------------------------------------

                                                 or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               -------------------     ------------------------

Commission file number                       0-11948
                      ---------------------------------------------------------

                         CORPORATE PROPERTY ASSOCIATES 5
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                                      13-3164925
- ------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                            10020
- -------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (212) 492-1100
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



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


                                                 December 31,         June 30,
                                                     1996              1997
                                                 ------------      ------------
                                                    (Note)          (Unaudited)
         ASSETS:

Land and buildings, net of accumulated
    depreciation of $13,749,248 at
    December 31, 1996 and
    $14,347,833 at June 30, 1997                 $ 25,065,648      $ 23,301,410
Net investment in direct
    financing leases                               19,298,726        19,278,575
Cash and cash equivalents                           5,237,995         4,091,246
Escrow funds                                          575,051           687,974
Other assets                                        2,474,117         2,772,715
                                                 ------------      ------------

           Total assets                          $ 52,651,537      $ 50,131,920
                                                 ============      ============


         LIABILITIES:

Mortgage notes payable                           $ 14,283,940      $ 14,283,940
Note payable to affiliate                           1,151,000         1,151,000
Accrued interest payable                               45,707            45,707
Accounts payable and accrued expenses                 433,842           277,063
Accounts payable to affiliates                        111,526           102,914
Deferred gains                                        901,390           878,855
Other liabilities                                     658,542           674,503
                                                 ------------      ------------
           Total liabilities                       17,585,947        17,413,982
                                                 ------------      ------------

         PARTNERS' CAPITAL:

General Partners                                      (67,666)         (160,981)

Limited Partners (113,200 Limited
Partnership Units outstanding)                     35,133,256        32,878,919
                                                 ------------      ------------
           Total partners' capital                 35,065,590        32,717,938
                                                 ------------      ------------

           Total liabilities and
               partners' capital                 $ 52,651,537      $ 50,131,920
                                                 ============      ============



The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


                      STATEMENTS OF OPERATIONS (UNAUDITED)



                                         Three Months Ended                   Six Months Ended
                                   June 30, 1996      June 30, 1997     June 30, 1996    June 30, 1997
                                   -------------      -------------     -------------    -------------
Revenues:
  Rental income from
    operating leases               $     730,107      $     714,027     $   1,802,076    $   1,428,053
  Interest from direct
    financing leases                     847,016            886,683         1,670,174        1,759,316
  Other interest income                   60,990             33,309            89,501           67,228
  Revenue of hotel
    operations                         1,644,627            831,975         2,938,233        1,706,403
  Other income                             4,750             10,000             4,750           10,000
                                   -------------      -------------     -------------    -------------
                                       3,287,490          2,475,994         6,504,734        4,971,000
                                   -------------      -------------     -------------    -------------
Expenses:
  Interest                               494,182            351,627         1,253,353          692,864
  Depreciation                           300,990            321,514           755,224          598,585
  General and
    administrative                        99,059            260,665           241,944          376,081
  Property expenses                      210,482             56,176           327,616           92,676
  Amortization                             2,218                               12,010
  Operating expenses of
    hotel operations                   1,231,749            683,763         2,461,793        1,394,101
  Writedown to net realizable
    value                              1,300,000          1,350,000         1,300,000        1,350,000
                                   -------------      -------------     -------------    -------------
                                       3,638,680          3,023,745         6,351,940        4,504,307
                                   -------------      -------------     -------------    -------------

      Income (loss) before gain
        on sales of real estate         (351,190)          (547,751)          152,794          466,693

Gain on sales of
  real estate                          4,408,467                            4,498,823
                                   -------------      -------------     -------------    -------------


    Net income (loss)              $   4,057,277      $    (547,751)    $   4,651,617    $     466,693
                                   =============      =============     =============    =============


Net income (loss) allocated
  to General Partners              $     193,893      $     (32,865)    $     314,488    $      28,002
                                   =============      =============     =============    =============


Net income (loss) allocated
  to Limited Partners              $   3,863,384      $    (514,886)    $   4,337,129    $     438,691
                                   =============      =============     =============    =============


Net income (loss) per Unit
  (113,200 Limited
  Partnership Units)
                                   $       34.12      $       (4.55)    $       38.31    $        3.87
                                   =============      =============     =============    =============



    The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                          Six Months Ended
                                                                              June 30,
                                                                     ----------------------------
                                                                         1996           1997
                                                                     ------------    ------------
Cash flows from operating activities:
  Net income                                                         $  4,651,617    $    466,693
  Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization                                       767,234         598,585
      Other noncash items                                                  (9,385)         (2,384)
      Gain on sale of real estate                                      (4,498,823)
      Writedown to net realizable value                                 1,300,000       1,350,000
      Net change in operating assets and liabilities                     (168,730)       (560,951)
                                                                     ------------    ------------
        Net cash provided by operating activities                       2,041,913       1,851,943
                                                                     ------------    ------------

Cash flows from investing activities:
  Additional capitalized costs                                           (101,665)       (184,347)
  Proceeds from sale of real estate                                    14,378,057
                                                                     ------------    ------------
        Net cash provided by (used in) investing activities            14,276,392        (184,347)
                                                                     ------------    ------------

Cash flows from financing activities:
  Distributions to partners                                            (2,426,575)     (2,814,345)
  Payments on mortgage principal                                         (117,618)
  Payments of mortgages payable                                       (10,685,612)
                                                                     ------------    ------------
      Net cash used in financing activities                           (13,229,805)     (2,814,345)
                                                                     ------------    ------------

           Net increase (decrease) in cash and cash equivalents         3,088,500      (1,146,749)

      Cash and cash equivalents, beginning of period                    2,300,682       5,237,995
                                                                     ------------    ------------

           Cash and cash equivalents, end of period                  $  5,389,182    $  4,091,246
                                                                     ============    ============



Supplemental disclosure of cash flows information:

        Interest paid                                                $  1,374,757    $    715,399
                                                                     ============    ============



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



Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the six months ended June 30, 1997 are summarized as follows:

 QUARTER ENDED                       GENERAL PARTNERS               LIMITED PARTNERS            PER LIMITED PARTNER UNIT
- ---------------                      ----------------               ----------------            ------------------------
December 31, 1996                      $61,057                           $956,540                      $8.45
                                       =======                           ========                      =====

March 31, 1997                         $60,260                           $944,088                      $8.34
                                       =======                           ========                      =====


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

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:

The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operation of two hotel properties. For the six-month periods ended June 30, 1996 and 1997, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                          1996            %                   1997         %
                                       ----------     ----------          ----------     ----
Gould, Inc.                            $  607,500             17%         $  607,500       19%
Spreckels Industries, Inc.                510,359             15             510,359       16
DeVlieg Bullard, Inc.                     435,962             12             476,902       15
Arley Merchandise Corporation             300,000              9             300,000       10
Exide Electronics Corporation             286,065              8             286,065        9
Stoody Deloro Stellite, Inc.              200,363              6             267,804        8
Penn Virginia Corporation                 249,375              7             249,375        8
Harcourt General Corporation              116,875              3             116,875        4
Penberthy Products, Inc.                   95,761              3             104,753        3
Winn-Dixie Stores, Inc.                    95,767              3              95,767        3
Sunds Defibrator Woodhandling, Inc.        72,120              2              72,120        2
Rochester Button Company                   98,082              3              69,849        2
Other                                      23,291              1              30,000        1
GATX Logistics, Inc.                      380,730             11
                                       ----------     ----------          ----------     ----
                                       $3,472,250            100%         $3,187,369      100%
                                       ==========     ==========          ==========     ====


Operating results of the three hotel properties for the six-month periods ended June 30, 1996 and 1997 are summarized as follows:

                                                    1996             1997
                                                 -----------      -----------
Revenues                                         $ 2,938,233      $ 1,706,403
Fees paid to hotel management company                (62,084)         (43,919)
Other operating expenses                          (2,399,709)      (1,350,182)
                                                 -----------      -----------
Hotel operating income                           $   476,440      $   312,302
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


                                   CORPORATE PROPERTY ASSOCIATES 5
                                   (a California limited partnership)

                                   By:    CAREY CORPORATE PROPERTY, INC.




           09/03/97                By:     /s/ Steven M. Berzin
           --------                        ------------------------------------
              Date                             Steven M. Berzin
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)



           09/03/97                By:     /s/ Claude Fernandez
           --------                        ------------------------------------
              Date                             Claude Fernandez
                                               Executive Vice President and
                                               Chief Administrative Officer
                                               (Principal Accounting Officer)