Form 10-Q
period 1997-09-30
CORPORATE PROPERTY ASSOCIATES 5
filed 1997-11-10
CIK 718075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to ___________________

Commission file number 0-11948

                         CORPORATE PROPERTY ASSOCIATES 5
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                             13-3164925
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                            Identification No.)


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

                                                        /X/  Yes    No / /


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                                        / /  Yes    No / /

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)



                                      INDEX

                                                                    Page No.
                                                                    --------
PART I

Item 1. - Financial Information(*)

         Balance Sheets, December 31, 1996 and
         September 30, 1997                                          2

         Statements of Income for the three and nine
         months ended September 30, 1996 and 1997                    3

         Statements of Cash Flows for the nine
         months ended September 30, 1996 and 1997                    4

         Notes to Financial Statements                              5-7

Item 2. - Management's Discussion of Operations                     8-9


PART II

Item 6. - Exhibits and Reports on Form 8-K                          10

Signatures                                                          11


(*) The summarized financial information contained herein is unaudited; however in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                                     PART I

                         Item 1. - FINANCIAL INFORMATION

                                 BALANCE SHEETS

                                              December 31,       September 30,
                                                 1996                1997
                                             ------------        ------------
                                                 (Note)          (Unaudited)
      ASSETS:

Land and buildings, net of accumulated
   depreciation of $13,749,248 at
   December 31, 1996 and
   $12,067,837 at September 30, 1997         $ 25,065,648        $ 19,183,681
Net investment in direct
   financing leases                            19,298,726          19,268,218
Real estate held for foreclosure                                    3,889,398
Cash and cash equivalents                       5,237,995           4,296,504
Escrow funds                                      575,051             516,671
Other assets                                    2,474,117           2,654,649
                                             ------------        ------------

        Total assets                         $ 52,651,537        $ 49,809,121
                                             ============        ============

      LIABILITIES:

Mortgage notes payable                       $ 14,283,940        $ 14,049,940
Note payable to affiliate                       1,151,000           1,151,000
Accrued interest payable                           45,707             402,328
Accounts payable and accrued expenses             433,842             209,198
Accounts payable to affiliates                    111,526             122,888
Deferred gains                                    901,390             867,588
Other liabilities                                 658,542             634,850
                                             ------------        ------------
        Total liabilities                      17,585,947          17,437,792
                                             ------------        ------------

      PARTNERS' CAPITAL:

General Partners                                  (67,666)           (181,777)

Limited Partners (113,200 Limited
Partnership Units outstanding)                 35,133,256          32,553,106
                                             ------------        ------------
        Total partners' capital                35,065,590          32,371,329
                                             ------------        ------------
        Total liabilities and
          partners' capital                  $ 52,651,537        $ 49,809,121
                                             ============        ============


The accompanying notes are an integral part of the financial statements.


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


                        STATEMENTS OF INCOME (UNAUDITED)

                                                   Three Months Ended                               Nine Months Ended
                                       September 30, 1996      September 30, 1997        September 30, 1996       September 30, 1997
                                       ------------------      ------------------        ------------------       ------------------
Revenues:
  Rental income from
   operating leases                       $  709,026               $   564,027               $ 2,511,102               $1,992,080
  Interest from direct
   financing leases                          880,627                   843,915                 2,550,801                2,603,231
  Other interest income                       62,996                    41,005                   157,247                  108,233
  Revenue of hotel
   operations                              2,612,241                 1,103,989                 5,550,474                2,810,392
  Other income                                                                                                             10,000
                                          ----------               -----------               -----------               ----------
                                           4,264,890                 2,552,936                10,769,624                7,523,936
                                          ----------               -----------               -----------               ----------
Expenses:
  Interest                                   457,552                   377,553                 1,710,905                1,070,417
  Depreciation                               298,579                   289,161                 1,053,803                  887,746
  General and
   administrative                            107,528                   110,449                   349,472                  486,530
  Property expenses                          128,685                   352,143                   456,301                  444,819
  Amortization                                 1,291                                              13,301
  Operating expenses of
   hotel operations                        1,619,184                   765,891                 4,080,977                2,159,992
  Writedown to net realizable
   value                                                                                       1,300,000                1,350,000
                                          ----------               -----------               -----------               ----------
                                           2,612,819                 1,895,197                 8,964,759                6,399,504
                                          ----------               -----------               -----------               ----------

     Income before gain
     on sales of real estate               1,652,071                   657,739                 1,804,865                1,124,432

Gain on sales of
  real estate                                                                                 4,498,823
                                          ----------               -----------               -----------               ----------

   Net income                             $1,652,071               $   657,739               $ 6,303,688               $1,124,432
                                          ==========               ===========               ===========               ==========

Net income allocated
  to General Partners                     $   99,124               $    39,464               $   413,612               $   67,466
                                          ==========               ===========               ===========               ==========

Net income allocated
  to Limited Partners                     $1,552,947               $   618,275               $ 5,890,076               $1,056,966
                                          ==========               ===========               ===========               ==========

Net income per Unit
  (113,200 Limited
  Partnership Units)
                                          $    13.72               $      5.46               $     52.03               $     9.33
                                          ==========               ===========               ===========               ==========


The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                          ---------------------------------------
                                                                              1996                        1997
                                                                          ------------                -----------
Cash flows from operating activities:
  Net income                                                              $  6,303,688                $ 1,124,432
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization                                            1,067,104                    887,746
    Other noncash items                                                        (13,567)                    (3,294)
    Gain on sale of real estate                                             (4,498,823)
    Writedown to net realizable value                                        1,300,000                  1,350,000
    Net change in operating assets and liabilities                            (117,313)                    (2,505)
                                                                          ------------                -----------
     Net cash provided by operating activities                               4,041,089                  3,356,379
                                                                          ------------                -----------

Cash flows from investing activities:
  Additional capitalized costs                                                (172,006)                  (245,177)
  Proceeds from sale of real estate                                         14,378,057
                                                                          ------------                -----------
     Net cash provided by (used in) investing activities                    14,206,051                   (245,177)
                                                                          ------------                -----------

Cash flows from financing activities:
  Distributions to partners                                                 (3,440,558)                (3,818,693)
  Payments on mortgage principal                                              (354,518)                  (234,000)
  Payments of mortgages payable                                            (10,685,612)
                                                                          ------------                -----------
    Net cash used in financing activities                                  (14,480,688)                (4,052,693)
                                                                          ------------                -----------

       Net increase (decrease) in cash and cash equivalents                  3,766,452                   (941,491)

    Cash and cash equivalents, beginning of period                           2,300,682                  5,237,995
                                                                          ------------                -----------

       Cash and cash equivalents, end of period                           $  6,067,134                $ 4,296,504
                                                                          ============                ===========



Supplemental disclosure of cash flows information:

     Interest paid                                                        $  1,851,596                $   747,598
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



Note 2.  Distributions to Partners:

Distributions declared and paid to partners during the nine months ended September 30, 1997 are summarized as follows:

Quarter Ended          General Partners         Limited Partners       Per Limited Partner Unit
-------------          ----------------         ----------------       ------------------------
December 31, 1996         $61,057                 $  956,540                    $8.45
                          =======                 ==========                    =====

March 31, 1997            $60,260                 $  944,088                    $8.34
                          =======                 ==========                    =====

June 30, 1997             $60,260                 $  944,088                    $8.34
                          =======                 ==========                    =====


A special distribution of $7 per Limited Partner Unit ($792,400) was declared and paid in January 1997.

A distribution of $8.34 per Limited Partner Unit for the quarter ended September 30, 1997 was declared and paid in October 1997.


Note 3.  Transactions with Related Parties:

For the three-month and nine-month periods ended September 30, 1996, the Partnership incurred property management fees of $13,737 and $61,100, respectively, and general and administrative expense reimbursements of $19,376 and $89,921, respectively. For the three-month and nine-month periods ended September 30, 1997, the Partnership incurred property management fees of $11,479 and $42,996, respectively, and general and administrative expense reimbursements of $54,799 and $147,558, respectively. Management believes that ultimate payment of a preferred return to the General Partners of $1,422,844, based upon cumulative proceeds of sales of assets, is reasonably possible but not probable, as defined in Statement of Financial Accounting Standards No. 5, and no accrual for such preferred return has been reflected in the accompanying Financial Statements.

The Partnership, in conjunction with certain affiliates, is a participant in an agreement for the purpose of renting and occupying office space. Under the agreement, the Partnership pays its proportionate share of rent and other costs of occupancy. Net expenses incurred for the nine months ended September 30, 1996 and 1997 were $68,216 and $46,703, respectively.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)



Note 4.  Industry Segment Information:

The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operation of two hotel properties. For the nine-month periods ended September 30, 1996 and 1997, the Partnership earned its total lease revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                               1996            %             1997             %
                                           ----------         ---         ----------         ---
Gould, Inc.                                $  911,250          18%        $  911,250          19%
Spreckels Industries, Inc.                    765,538          15            765,538          17
DeVlieg Bullard, Inc.                         674,413          13            715,353          16
Exide Electronics Corporation                 429,098           8            429,098          10
Penn Virginia Corporation                     374,063           7            374,063           8
DS Group Limited (formerly
   Stoody Deloro Stellite, Inc.)              299,987           6            366,245           8
Arley Merchandise Corporation                 450,000           9            300,000           7
Harcourt General Corporation                  175,312           4            175,312           4
Penberthy Products, Inc.                      148,138           3            157,130           3
Winn-Dixie Stores, Inc.                       143,650           3            143,650           3
Sunds Defibrator Woodhandling, Inc.           108,180           2            108,180           2
Rochester Button Company                      168,253           3            104,494           2
Other                                          33,291           1             45,000           1
GATX Logistics, Inc.                          380,730           8
                                           ----------         ---         ----------         ---
                                           $5,061,903         100%        $4,595,313         100%
                                           ==========         ===         ==========         ===


Operating results of the hotel properties for the nine-month periods ended September 30, 1996 and 1997 are summarized as follows:

                                                 1996                1997
                                             -----------         -----------
Revenues                                     $ 5,550,474         $ 2,810,392
Fees paid to hotel management company           (121,700)            (65,999)
Other operating expenses                      (3,959,277)         (2,093,993)
                                             -----------         -----------
Hotel operating income                       $ 1,469,497         $   650,400
                                             ===========         ===========

Note 5.  Real Estate Held for Foreclosure:

The Partnership owns two properties in Sumter and Columbia, South Carolina leased to Arley Merchandise Corporation ("Arley"). A limited recourse mortgage loan of $4,754,940, collateralized by the properties and an assignment of the Arley lease, matured in January 1993. The Partnership and the lender entered into a forbearance agreement at that time and attempted to reach an agreement to restructure the loan. Such agreement was not reached and the forbearance agreement expired on July 1, 1995.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


             NOTES TO FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)


On May 15, 1997, the lender made a demand for payment of the entire outstanding principal balance of the loan. Although the Partnership made certain offers to the lender, the lender rejected such offers and, on June 18, 1997, the lender initiated a lawsuit for the purpose of foreclosing on the Arley properties. In connection with such actions, the Partnership re-evaluated its estimate of the fair value of the Arley properties and recorded a writedown of $1,350,000 at June 30, 1997. The Partnership is not contesting the lender's actions and has reclassified the Arley properties as real estate held for foreclosure. As the loan is limited recourse, the lender's sole recourse is to the Arley properties and deposits of $390,000 which were funded by the lender exercising its assignment of the Arley rents at the time of the scheduled maturity in 1993.

In July 1997, the Arley lease was disaffirmed by the Bankruptcy Court in connection with Arley's voluntary petition of bankruptcy. In addition, the Partnership established a reserve for uncollected rents of $300,000 with such charge included in property expenses at September 30, 1997.


Note 6.  Consent Solicitation:

On October 15, 1997, Carey Diversified LLC ("CD(SM)") filed a Consent Solicitation Statement/Prospectus ("consent solicitation") with the United States Securities and Exchange Commission. The General Partners are proposing that the Limited Partners of the nine CPA(R) limited partnerships approve a transaction in which each CPA(R) limited partnership would be merged with a subsidiary partnership of CD(SM), of which CD(SM) is the general partner. As described in the consent solicitation, each limited partner would have the option of either exchanging his or her limited partnership units for an interest in CD(SM) ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). If the holders of a majority of the outstanding limited partnership units of the Partnership consent to the transaction, the merger of the Partnership with the corresponding subsidiary partnership of CD(SM) may be consummated. If the transaction is consummated, the General Partners will exchange a portion of their general partnership interests in exchange for Listed Shares. The transaction will not occur unless the CPA(R) Partnerships approving the transaction represent at least $200,000,000 in Total Exchange Value, as defined. There is no assurance that the holders of limited partnership units of the Partnership will consent to the transaction or that the transaction will occur.

If the transaction is completed, the Listed Shares will be listed and publicly traded on the New York Stock Exchange. Subsidiary Partnership Units will provide substantially the same economic interest and legal rights as those of a limited partnership unit in the Partnership, but will not be listed on a securities exchange. Conversion of limited partnership units to Listed Shares or Subsidiary Partnership Units will not result in a taxable event to the limited partners. The risk factors and benefits relating to the proposed transaction are described in the consent solicitation. The General Partners, as well as all the Directors of the Corporate General Partners of the CPA(R) Partnerships, have unanimously approved the proposed transaction.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


                 Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS


Results of Operations:

    As a result of the sales of the property leased to GATX Logistics, Inc. and the hotel property in Rapid City, South Dakota in the second and fourth quarters of 1996, respectively, the results of operations for the three-month and nine-month periods ended September 30, 1997 are not fully comparable with the results for the three-month and nine-month periods ended September 30, 1996. For the last full fiscal year that the Partnership owned the GATX and Rapid City properties, the GATX lease represented 16% of annual lease revenues and the Rapid City hotel represented 51% of annual hotel revenues, as well as 70% of the Partnership's hotel operating income. In addition, earnings for the prior-year nine-month period includes the benefit of a $4,408,000 gain on the sale of the GATX property.

    Income before gain on sales of real estate decreased by $994,000 and $680,000 for the comparable three-month and nine-month periods. The decrease in earnings was due to a decrease in lease revenues, lower hotel earnings and an increase in general and administrative expenses. These items were partially offset by decreases in interest and depreciation expenses. For the comparable three-month periods, general and administrative expenses were stable while property expenses increased. Earnings for the three-month period were also affected by the decreases in lease revenues, hotel earnings and interest and depreciation expenses.

    Of the decrease in lease revenues of $467,000 for the comparable nine-month periods, $381,000 was due to the assignment of the GATX lease in connection with the 1996 sale of the property and $150,000 due to the termination of the Arley Merchandise Corporation lease pursuant to the order of the Bankruptcy Court. Lease revenues benefited from the May 1996 rent increases on the Partnership's leases with DeVlieg Bullard, Inc. and Penberthy Products, Inc. and the 1997 increase on the lease with DS Group Limited. Of the $640,000 decrease in interest expense, $328,000 was attributable to loans satisfied in connection with the sale of properties in 1996 and $318,000 was attributable to the prepayment of loans on properties that the Partnership continues to lease. The increase in general and administrative expenses was due to increased partnership-level state taxes primarily as a result of projected increases in taxable income in certain states and an increase in administrative reimbursements due to the costs incurred in structuring the proposed transaction described in Note 6 to the Financial Statements. The increase in property expenses for the current three-month period was due to the charge for establishing a $300,000 reserve for uncollected rents as a result of the termination of the Arley lease. Because the mortgage lender on the Arley properties had exercised its right of assignment on the lease, the Partnership had not received any of the Arley rents since January 1993. Accordingly, the termination of the Arley lease will have no effect on the Partnership's cash flow.

    The decrease in hotel earnings was due solely to the sale of the Rapid City hotel. For the comparable nine-month periods, earnings from the two remaining hotels increased by 19%. The average room rate of the Petoskey hotel increased by approximately 3% while the occupancy rate increased to 57% from 52%. The occupancy rate of the Alpena hotel had a 1% decrease with the average room rate increasing by 6%. The operating expenses of the two hotels were stable, increasing by only 2% from the prior year. The business of the two hotels is seasonal in nature with most of their earnings realized in the summer. There is no assurance that the hotel operations will operate above break-even for the fourth quarter. The decrease in depreciation was solely due to the sale of the GATX and Rapid City properties in 1996.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


           Item 2. - MANAGEMENT'S DISCUSSION OF OPERATIONS, Continued


Financial Condition:

    There has been no material change in the Partnership's condition since December 31, 1996. Cash flow from operations of $3,356,000 was not sufficient to fully fund quarterly distributions of $3,026,000 and a special distribution of $792,000, paid in January 1997 and scheduled mortgage principal payments of $234,000. Accordingly, the General Partners will continue to monitor the Partnership's cash flows in order to determine whether the current distribution rate can be sustained.

    The Partnership anticipates that foreclosure actions taken by the lender on two properties formerly leased to Arley will be completed before the end of the year. Previous attempts to reach a restructuring agreement the Arley lender were unsuccessful. Because the loan was structured as a limited recourse mortgage loan, the lender's sole recourse is to the encumbered property and certain deposits which were funded by the lender's exercise of its lease assignment. After the foreclosure is completed, the only outstanding debt will be the $1,151,000 note to an affiliate and $9,295,000 on the hotel properties. The hotel property debt is collateralized by mortgages and/or lease assignments on eight other Partnership properties. The Partnership has significant borrowing capacity because several of its properties are unleveraged and unencumbered.

    Gould, Inc. has entered into negotiations with the Partnership to seek an early termination of its lease and to assign a sublease for a portion of the property directly to the Partnership. If an agreement is reached, the Partnership would receive, as a lump sum, substantially all scheduled rents remaining on the initial term of the Gould lease, discounted at an agreed-upon rate. The initial term of the Gould lease is scheduled to expire in November 1999. If no agreement is reached, Gould is obligated to pay all remaining rental payments as originally scheduled and to pay all operating costs related to the property.

    As more fully described in Note 6 to the Financial Statements, the General Partners have distributed to Limited Partners a consent solicitation which proposes an exchange of limited partnership units for securities in a publicly-traded limited liability company. The exchange would not result in a taxable event to the limited partners, and the General Partners believe that this proposed transaction will provide limited partners with liquidity on a tax-effective basis. There is no assurance that the proposed transaction will be completed.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


                                     PART II




Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:

             None

      (b)    Reports on Form 8-K:

             During the quarter ended September 30, 1997, the Partnership was not required to file any reports on Form 8-K.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)


                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CORPORATE PROPERTY ASSOCIATES 5
                                  (a California limited partnership)

                                  By:  CAREY CORPORATE PROPERTY, INC.




        11/06/97                  By:   /s/ Steven M. Berzin
        --------                       ----------------------------------------
           Date                             Steven M. Berzin
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



        11/06/97                  By:   /s/ Claude Fernandez
        --------                       ----------------------------------------
           Date                             Claude Fernandez
                                            Executive Vice President and
                                            Chief Administrative Officer
                                            (Principal Accounting Officer)