Form 10-K405
period 1997-12-31
CORPORATE PROPERTY ASSOCIATES 5
filed 1998-03-26
CIK 718075

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended DECEMBER 31, 1997


                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to
                               ----------------    ----------------

Commission file number                    0-11948
                      ---------------------------------------------

                        CORPORATE PROPERTY ASSOCIATES 5
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                          13-3164925
          ----------                                          ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


50 ROCKEFELLER PLAZA, NEW YORK, NEW YORK                          10020
----------------------------------------                          -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (212) 492-1100
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered

            NONE                                      NONE
-----------------------------         -----------------------------------------

-----------------------------         -----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                          SUBSIDIARY PARTNERSHIP UNITS
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                      /X/  Yes    / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    Aggregate market value of the voting stock held by non-affiliates of
Registrant: There is no active market for Subsidiary Partnership Units.

                                     PART I

Item 1.  Business.


                  Registrant is engaged in the business of investing in commercial and industrial real estate properties which are net leased to commercial and industrial entities. Registrant was organized as a California limited partnership on April 12, 1983. Effective January 1, 1998, the General Partner of Registrant is Carey Diversified LLC ("Carey Diversified"). W. P. Carey & Co., Inc. and William P. Carey were formerly Corporate General Partner and Individual General Partner, respectively. Carey Diversified is also the General Partner of Corporate Property Associates ("CPA(R):1"), Corporate Property Associates 2 ("CPA(R):2"), Corporate Property Associates 3 ("CPA(R):3"), Corporate Property Associates 4, a California limited partnership ("CPA(R):4"), Corporate Property Associates 6 - a California limited partnership ("CPA(R):6"), Corporate Property Associates 7 - a California limited partnership ("CPA(R):7"), Corporate Property Associates 8, L.P., a Delaware limited partnership ("CPA(R):8") and Corporate Property Associates 9, L.P., a Delaware limited partnership ("CPA(R):9"). Registrant has entered into an agreement with Carey Management LLC ("Carey Management") pursuant to which Carey Management performs a variety of management services for Registrant.

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

                  As described above, lessees generally retain the obligation for the operating expenses of their leased properties so that, other than rental income, there are no significant operating data reportable on Registrant's leased properties. Current rental income is reported in Note 9 to the Financial Statements in Item 8. As discussed in Item 7, Management's Discussion and Analysis, Registrant's leases generally provide for periodic rent increases which are either fixed or based on formulas indexed to increases in the Consumer Price Index. The lease with Penn Virginia Corporation ("Penn Virginia") expires in 1999, however, Penn Virginia may elect a ten-year renewal option in the event it does not exercise its purchase option. Penn Virginia's purchase option is exercisable between August 1998 and August 1999. The purchase option provides for an exercise price based on the greater of fair market value, as defined in the lease, or $3,700,000.

                  Since Registrant's objective has been to invest in properties which are occupied by a single corporate tenant and subject to long-term net leases backed by the credit of the corporate lessee, Registrant's properties are not generally subject to the competitive conditions of local and regional real estate markets. In selecting its real estate investments, Registrant's strategy was to identify properties of material importance to the lessee so that the lessee would be more likely to extend its lease beyond the initial term or exercise a purchase option if such option was provided for in the lease agreement. Registrant is more likely to be affected by the financial condition of its lessees rather than the competitive conditions of the real estate marketplace. Registrant's strategy has been to diversify its investments among tenants, property types and industries with geographical diversification being only a secondary objective. The Alpena, and Petoskey businesses are seasonal in nature with occupancy rates for the year ended December 31, 1997 of 57% and 53%, respectively. The occupancy rates decreased by 2% for Alpena and increased by 3% for Petoskey from that of the prior year.

                  As discussed in Note 10 to the financial statements in Item 8, on November 12, 1997, Registrant and Gould entered into an agreement to terminate their lease effective October 1, 1997 with a remaining obligation on the part of Gould to perform certain repairs to the building. In consideration for the termination of the lease, Gould paid a termination fee of $1,837,500 in January 1998. On October 1, 1997, Registrant entered into a lease with Lockheed Martin Corporation ("Lockheed") for approximately 48% of the leasable space.
The Lockheed lease provides for an initial term through August 31, 2000 with options for two one-year renewal terms. Annual rent is $360,000 increasing to $475,000 in December 1999.

                  In May 1997, the lender on the limited recourse mortgage loan collateralized by the Arley Merchandise Corporation ("Arley") properties made a demand for payment for the entire outstanding principal balance of the loan of $4,754,940. In June 1997, the lender initiated a lawsuit for the purpose of foreclosing on the Arley properties. Registrant did not contest the lender's actions, and on November 17, 1997, the ownership of the Arley properties was transferred to the lender and the loan obligation was canceled.

                  For the year ended December 31, 1997, revenues from properties occupied by lease obligors which accounted for 10% or more of the revenues of the industrial and commercial real estate segment of Registrant were as follows:
Gould 19%; Duff-Norton Company, Inc., 17%; DeVlieg Bullard, Inc., 16% and Exide Electronics Corporation, 10%. No other property owned by Registrant accounted for 10% or more of its total real estate operating revenue during 1997. Revenues from the industrial and commercial real estate segment represent approximately 62% of total revenues. See Note 9 to the Financial Statements in Item 8.

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

                  On October 16, 1997, Registrant distributed a Consent Solicitation Statement/Prospectus to the Limited Partners that described a proposal to consolidate Registrant with the other CPA(R) Partnerships. Proposals that each of the nine CPA(R) limited partnerships be merged with a corresponding subsidiary partnership of Carey Diversified, of which Carey Diversified is the general partner, were approved by the Limited Partners of all nine of the CPA(R) limited partnerships. Each limited partner had the option of either exchanging his or her limited partnership interest for an interest in Carey Diversified ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). On January 1, 1998, 3,494 holders representing 111,658 of the 113,200 limited partnership units exchanged such units for 2,051,157 Listed Shares with 48 holders of the remaining 1,542 limited partnership units exchanging such units for Subsidiary Partnership Units.

                  The Listed Shares are listed on the New York Stock Exchange. The Subsidiary Partnership Units provide substantially the same economic interest and legal rights as those of a limited partnership unit in Registrant prior to the consolidation, but are not listed on a securities exchange. A liquidating distribution to holders of Subsidiary Partnership Units will be made after an appraisal of Registrant's properties. The date of such an appraisal is to be no later than December 31, 2001.

                  Registrant does not have any employees. Carey Management, an affiliate of the General Partner of Registrant, performs accounting, secretarial and transfer services for Registrant. Chase Mellon Shareholder Services, Inc. performs certain transfer services for Registrant and The Chase Manhattan Bank performs certain banking services for Registrant. In addition, Registrant has entered into an agreement with Carey Management pursuant to which Carey Management provides certain management services for Registrant.

                  Registrant's management company has responsibility for maintaining Registrant's books and records. An affiliate of the management company services the computer systems used in maintaining such books and records. In its preliminary assessment of Year 2000 issues, the affiliate believes that such issues will not have a material effect on Registrant's operations; however, such assessment has not been completed. Registrant relies on its bank and transfer agent for certain computer related services and has initiated discussions to determine whether they are addressing Year 2000 issues that might affect Registrant.



Item 2.  Properties.

   LEASE                                                                                           TYPE OF OWNERSHIP
  OBLIGOR                         TYPE OF PROPERTY                     LOCATION                        INTEREST
-----------                       ----------------                     --------                    -----------------
DUFF-NORTON                       Manufacturing and                    Forrest City,               Ownership of land
COMPANY, INC.                     Office Facility                      Arkansas                    and building

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

(4)                               Hotels                               Petoskey and                Ownership of 65%
                                                                       Alpena,                     interest in land
                                                                       Michigan                    and buildings (1)

EXIDE ELECTRONICS                 Office and                           Raleigh,                    Ownership of land
CORPORATION                       Research Facility                    North Carolina              and building

HARCOURT GENERAL                  Movie Theater                        Canton,                     Ownership of land
CORPORATION                                                            Michigan                    and building (3)

   LEASE                                                                                           TYPE OF OWNERSHIP
  OBLIGOR                         TYPE OF PROPERTY                     LOCATION                        INTEREST
-----------                       ----------------                     --------                    -----------------
INNO TECH                         Office, and Manufac-                 Elyria,                     Ownership of land
INDUSTRIES, INC.                  turing Facility                      Ohio                        and buildings

LOCKHEED MARTIN                   Manufacturing and                    Oxnard,                     Ownership of land
CORPORATION                       Research Facility                    California                  and building

DEVLIEG BULLARD, INC.             Manufacturing                        Frankenmuth,                Ownership of land
                                  Facilities -                         Michigan                    and buildings (3)
                                  2 locations                          McMinnville,
                                                                       Tennessee

PENBERTHY                         Manufacturing                        Prophetstown,               Ownership of land
PRODUCTS, INC.                    Facility                             Illinois                    and building (3)

DS GROUP LIMITED                  Manufacturing                        Goshen,                     Ownership of land
(formerly STOODY                  Facility                             Indiana                     and building
DELORO STELLITE, INC.)

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

                  The material terms of Registrant's leases with its significant tenants are summarized in the following table:

                Registrant's
                    Share                     Current       Lease
Lease            of Current      Square      Rent Per     Expiration       Renewal      Ownership           Terms of
Obligor         Annual Rents     Footage      Sq.Ft.       (Mo/Year)        Terms       Interest          Purchase Option
-------         ------------     -------      ------       ---------        -----       --------          ---------------
Duff-Norton     $1,020,717       265,000      $ 3.85        12/12             YES          100%           The greater of
Company,                                                                                                  fair market value
Inc.                                                                                                      or $5,500,000.

DeVlieg            953,803       409,391        2.33        04/06             YES          100            The greater of
Bullard,                                                                                                  fair market value
Inc.                                                                                                      or the sum of the
                                                                                                          purchase price, of
                                                                                                          $5,075,000, and any
                                                                                                          mortgage prepayment
                                                                                                          premium.

Penn Virginia      498,750       116,059        4.30        08/99             YES          100            The greater of
Corporation                                                                                               fair market value
                                                                                                          or $3,700,000.

Exide              572,130        27,770       20.60        07/06             YES          100            The greater of
Electronics                                                                                              fair market value
Corporation                                                                                               or $3,200,000.

Item 3.  Legal Proceedings.

                  As of the date hereof, Registrant is not party to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.

                  Information with respect to matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997 is hereby incorporated by reference to page 28 of Registrant's Annual Report contained in Appendix A.


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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                  Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 4 of Registrant's Annual Report contained in Appendix A.


Item 8.  Financial Statements and Supplementary Data.

                  The following financial statements and supplementary data are hereby incorporated by reference to pages 5 to 21 of Registrant's Annual Report contained in Appendix A:

  (i) Report of Independent Accountants.

 (ii) Balance Sheets as of December 31, 1996 and 1997.

(iii) Statements of Income for the years ended December 31, 1995, 1996 and 1997.

 (iv) Statements of Partners' Capital for the years ended December 31, 1995, 1996 and 1997.

  (v) Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.

 (vi) Notes to Financial Statements.

Item 9.  Disagreements on Accounting and Financial Disclosure.

                  NONE

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

                  Registrant has no officers or directors. The directors and executive officers of the General Partner, Carey Diversified LLC, are as follows:

                                                                                                     Has Served as a
                                                                                                     Director and/or
         Name                         Age       Positions Held                                      Officer Since (1)
         ----                         ---       --------------                                      -----------------
Francis J. Carey                      72    Chairman of the Board                                           1/98
                                            Chief Executive Officer
                                            Director

William Polk Carey                    67    Chairman of the Executive Committee                             1/98
                                            Director

Steven M. Berzin                      47    Vice Chairman                                                   1/98
                                            Chief Legal Officer
                                            Director

Gordon F. DuGan                       31    President                                                       1/98
                                            Chief Acquisitions Officer
                                            Director

Donald E. Nickelson                   64    Chairman of the Audit Committee                                 1/98
                                            Director

Eberhard Faber, IV                    61    Director                                                        1/98

Barclay G. Jones III                  37    Director                                                        1/98

Lawrence R. Klein                     77    Director                                                        1/98

Charles C. Townsend, Jr.              69    Director                                                        1/98

Reginald Winssinger                   55    Director                                                        1/98

Claude Fernandez                      45    Executive Vice President                                        1/98
                                            - Financial Operations

John J. Park                          33    Executive Vice President                                        1/98
                                            Chief Financial Officer
                                            Treasurer

H. Augustus Carey                     40    Senior Vice President                                           1/98
                                            Secretary

Samantha K. Garbus                    29    Vice President - Asset Management                               1/98

Susan C. Hyde                         29    Vice President - Shareholder Services                           1/98

Robert C. Kehoe                       37    Vice President - Accounting                                     1/98

Edward V. LaPuma                      24    Vice President - Acquisitions                                   1/98


                  William Polk Carey and Francis J. Carey are brothers. H. Augustus Carey is the nephew of William Polk Carey and the son of Francis J. Carey.

                  A description of the business experience of each officer and director of the Corporate General Partner is set forth below:

                  Francis J. Carey, Chairman of the Board, Chief Executive Officer and Director, was elected President and a Managing Director of W. P. Carey & Co. ("W.P. Carey") in April 1987, having served as a Director since its founding in 1973. Prior to joining the firm full-time, he was a senior partner in Philadelphia, head of the Real Estate Department nationally and a member of the executive committee of the Pittsburgh based firm of Reed Smith Shaw & McClay, counsel for Registrant, the General Partners, the CPA(R) Partnerships, W.P. Carey and some of its affiliates. He served as a member of the Executive Committee and Board of Managers of the Western Savings Bank of Philadelphia from 1972 until its takeover by another bank in 1982 and is former chairman of the Real Property, Probate and Trust Section of the Pennsylvania Bar Association. Mr. Carey served as a member of the Board of Overseers of the School of Arts and Sciences of the University of Pennsylvania from 1983 through 1990. He has also served as a member of the Board of Trustees of the Investment Program Association since 1990 and on the Business Advisory Council of the Business Council for the United Nations since 1994. He holds A.B. and J.D. degrees from the University of Pennsylvania.

                  Gordon F. DuGan, President, Chief Acquisitions Officer and Director, was elected Executive Vice President and a Managing Director of W.P. Carey in June 1997. Mr. Dugan rejoined W.P. Carey as Deputy Head of Acquisitions in February 1997. Mr. Dugan was until September 1995 a Senior Vice President in the Acquisitions Department of W.P. Carey. Mr. Dugan joined W.P. Carey as Assistant to the Chairman in May 1988, after graduating from the Wharton School at the University of Pennsylvania where he concentrated in Finance. From October 1995 until February 1997, Mr. Dugan was Chief Financial Officer of Superconducting Core Technologies, Inc., a Colorado-based wireless communications equipment manufacturer.

                  Steven M. Berzin, Vice Chairman, Chief Legal Officer and Director, was elected Executive Vice President, Chief Financial Officer, Chief Legal Officer and a Managing Director of W.P. Carey in July 1997. From 1993 to 1997, Mr. Berzin was Vice President - Business Development of General Electric Capital Corporation in the office of the Executive Vice President and, more recently, in the office of the President, where he was responsible for business development activities and acquisitions. From 1985 to 1992, Mr. Berzin held various positions with Financial Guaranty Insurance Company, the last two being Managing Director, Corporate Development and Senior Vice President and Chief Financial Officer. Mr. Berzin associated with the law firm of Cravath, Swaine & Moore from 1978 to 1985 and from 1976 to 1977, he served as law clerk to the Honorable Anthony M. Kennedy, then a United States Circuit Judge. Mr. Berzin received a B.A. and M.A. in Applied Mathematics from Harvard University, a B.A. in Jurisprudence and an M.A. from Oxford University and a J.D. from Harvard Law School.

                  Donald E. Nickelson, Chairman of the Audit Committee and Director, serves as Chairman of the Board and a Director of Greenfield Industries, Inc. and a Director of Allied Healthcare Products, Inc. Mr. Nickelson is Vice-Chairman and a Director of the Harbor Group, a leverage buy-out firm. He is also a Director of Sugen Corporation and D.T.I. Industries, Inc. and a Trustee of mainstay Mutual Fund Group. From 1986 to 1988, Mr. Nickelson was President of PaineWebber Incorporated; from 1988 to 1990, he was President of the PaineWebber Group; and from 1980 to 1993 a Director. Prior to 1986, Mr. Nickelson served in various capacities with affiliates of PaineWebber Incorporated and its predecessor firm. From 1988 to 1989, Mr. Nickelson was a Director of a diverse group of corporations in the manufacturing, service and retail sectors, including Wyndham Baking Co., Inc., Hoover Group, Inc., Peebles, Inc. and Motor Wheel Corporation. He is a former Chairman of National Car Rentals, inc. Mr. Nickelson is also a former Director of the Chicago Board Options Exchange and is the former Chairman of the Pacific Stock Exchange.

                  William Polk Carey, Chairman of the Executive Committee and Director, has been active in lease financing since 1959 and a specialist in net leasing of corporate real estate property since 1964. Before founding W.P. Carey in 1973, he served as Chairman of the Executive Committee of Hubbard, Westervelt & Mottelay (now Merrill Lynch Hubbard), head of Real Estate and Equipment Financing at Loeb Rhoades & Co. (now Lehman Brothers), head of Real Estate and Private Placements, Director of Corporate Finance and Vice Chairman of the Investment Banking Board of duPont Glore Forgan Inc. A graduate of the University of Pennsylvania's Wharton School of Finance and Commerce, Mr. Carey is a Governor of the National Association of Real Estate Investment Trusts (NAREIT). He also serves on the boards of The Johns Hopkins University, The James A. Baker III Institute for Public Policy at Rice University, Templeton College of

Oxford University and other educational and philanthropic institutions. He founded the Visiting Committee to the Economics Department of the University of Pennsylvania and co-founded with Dr. Lawrence R. Klein the Economics Research Institute at that University. Mr. Carey is also a Director of CPA(R):10, CIP(TM) and CPA(R):12.

                  Eberhard Faber IV, is currently a Director of PNC Bank, N.A., Chairman of the Board and Director of the newspaper Citizens Voice, a Director of Ertley's Motorworld, Inc., Vice-Chairman of the Board of King's College and a Director of Geisinger Wyoming Valley Hospital. Mr. Faber served as Chairman and Chief Executive Officer of Eberhard Faber, Inc., from 1973 to 1987. Mr. Faber also served as the Director of the Philadelphia Federal Reserve Bank, including service as the Chairman of its Budget and Operations Committee from 1980 to 1986. Mr. Faber has served on the boards of several companies, including First Eastern bank from 1980 to 1993.

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

                  Lawrence R. Klein, Director, is Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania, having joined the faculty of Economics and the Wharton School in 1958. He holds earned degrees from the University of California at Berkeley and Massachusetts Institute of Technology and has been awarded the Nobel Prize in Economics as well as over 20 honorary degrees. Founder of Wharton Econometric Forecasting Associates, Inc., Dr. Klein has been counselor to various corporations, governments, and government agencies including the Federal Reserve Board and the President's Council of Economic Advisers.

                  Charles C. Townsend, Jr., Director, currently is an Advisory Director of Morgan Stanley & Co., having held such position since 1979. Mr. Townsend was a Partner and a Managing Director of Morgan Stanley & Co. from 1963 to 1978 and served as Chairman of Morgan Stanley Realty Corporation from 1977 to 1982. Mr. Townsend holds a B.S.E.E. from Princeton University and an M.B.A. from Harvard University. Mr. Townsend serves as Director of CIP(TM) and CPA(R)14.

                  Reginald Winssinger, Director, is currently Chairman of the Board and Director of Horizon Real Estate Group, Inc. Mr. Winssinger has managed portfolios of diversified real estate assets exceeding $500 million throughout the United States for more than 20 years. Mr. Winssinger is active in the planning and development of major land parcels and has developed 20 commercial properties. Mr. Winssinger is a native of Belgium with more than 25 years of real estate practice, including 10 years based in Brussels, overseeing appraisals, construction and management. Mr. Winssinger holds a B.S. in Geography from the University of California at berkeley and received a degree in Appraisal and Survey in Belgium. Mr. Winssinger presently serves as Honorary Belgium Consul to the State of Arizona, a position he has held since 1991.

                  Claude Fernandez, Executive Vice President - Financial Operations, joined W.P. Carey in 1983. Previously associated with Coldwell Banker, Inc. for two years and with Arthur Andersen & Co., he is a Certified Public Accountant. Mr. Fernandez received a B.S. degree in accounting from New York University in 1975 and his M.B.A. in Finance from Columbia University Graduate School of Business in 1981.

                  John J. Park, Executive Vice President, Chief Financial Officer and Treasurer, joined W.P. Carey as an Investment Analyst in December 1987. Mr. Park received his undergraduate degree from Massachusetts Institute of Technology and his M.B.A. in Finance from New York University.

                  H. Augustus Carey, Senior Vice President and Secretary, returned to W.P. Carey in 1988 and is President of W.P. Carey's broker-dealer subsidiary. Mr. Carey previously worked for W.P. Carey from 1979 to 1981 as Assistant to the President. Prior to rejoining W.P. Carey, Mr. Carey served as a loan officer of the North American Department of Kleinwort Benson Limited in London, England. He received an A.B. from Amherst College in 1979 and an M.Phil. in Management Studies from Oxford University in 1984. Mr. Carey is a trustee of the Oxford Management Centre Associates Council.

                  Samantha K Garbus, Vice President - Director of Asset Management, became a Second Vice President of W.P. Carey in April 1995 and a Vice President in April 1997. Ms. Garbus joined W. P. Carey as a Property Management Associate in January 1992. Ms. Garbus received a B.A. in History from Brown University in May 1990 and an M.B.A. from the Stern School of New York University in January 1997.

                  Susan C. Hyde, Vice President - Director of Shareholder Services, joined W. P. Carey in 1990, became a Second Vice President in April 1995 and a Vice President in April 1997. Ms. Hyde graduated from Villanova University in 1990 where she received a B.S. in Business Administration with a concentration in Marketing and a B.A. in English.

                  Robert C. Kehoe, Vice President - Accounting, joined W.P. Carey as a Senior Accountant in 1987. Mr. Kehoe became a Second Vice President of W. P. Carey in April 1992 and a Vice President in July 1997. Prior to joining the company, Mr. Kehoe was associated with Deloitte, Haskins & Sells for three years and was Manager of Financial Controls at CBS Educational and Professional Publishing for two years. Mr. Kehoe received a B.S. in Accounting from Manhattan College in 1982 and an M.B.A. in Finance from Pace University in 1993.

                  Edward V. LaPuma, Vice President - Acquisitions, joined W. P. Carey as an Assistant to the Chairman in July 1995, became a Second Vice President in July 1996 and a Vice President in April 1997. A graduate of the University of Pennsylvania, Mr. LaPuma received a B.A. in Global Economic Strategies from The College of Arts and Sciences and a B.S. in Economics with a Concentration in Finance from the Wharton School.

Item 11. Executive Compensation.

                  Until January 1, 1998, under the Amended Agreement of Limited Partnership of Registrant (the "Agreement"), 5% of Distributable Cash From Operations was payable to the former Corporate General Partner and 1% of Distributable Cash From Operations was payable to the former Individual General Partner. The former Corporate General Partner and the former Individual General Partner received $201,531 and $40,307, respectively, from Registrant as their share of Distributable Cash From Operations during the year ended December 31, 1997. As owner of 200 Limited Partnership Units, the former Corporate General Partner received cash distributions of $10,116g the year ended December 31, 1997. See Item 6 for the net income allocated to the General Partners under the Agreement. Registrant is not required to pay, and has not paid, any remuneration to the officers or directors of the former Corporate General Partner, W.P. Carey or any other affiliate of Registrant during the year ended December 31, 1997.

                  In the future, a special limited partner, Carey Management LLC, will receive 5% of Distributable Cash From Operations, and William Polk Carey, the former Individual General Partner will receive, as a special limited partner, 1% of Distributable Cash From Operations and each will be allocated the same percentage of the profits and losses of Registrant.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                  As of December 31, 1997, no person owned of record, or was known by Registrant to own beneficially more than 5% of the Registrant.

                  The following table sets forth as of March 20, 1998 certain information as to the ownership by directors and executive officers of securities of the General Partner of Registrant:

                                                                    Number of Listed
                                     Name of                      Shares and Nature of                          Percent
Title of Class                  Beneficial Owner                  Beneficial Ownership                          of Class
--------------                  ----------------                  --------------------                          --------
Listed Shares                   William Polk Carey
                                Francis J. Carey
                                Steven M. Berzin
                                Gordon F. DuGan
                                Donald E. Nickelson
                                Eberhard Faber IV
                                Barclay G. Jones III
                                Lawrence R. Klein
                                Charles C. Townsend, Jr.
                                Reginald Winssinger
                                John J. Park
                                Claude Fernandez
                                H. Augustus Carey
                                Samantha K. Garbus
                                Susan C. Hyde
                                Robert C. Kehoe
                                Edward V. LaPuma

All executive officers
and directors as a
group (17 persons)


                  In connection with Consolidation of Registrant into Carey Diversified LLC, effective January 1, 1998, no officer or director, other than William Polk Carey, owns a direct interest in Registrant. William Polk Carey owns a 1% interest in Registrant as a special limited partner and has a controlling interest in Carey Management LLC which owns a 5% interest in Registrant as a special limited partner. Effective January 1, 1998, Carey Diversified owns an approximate 93% interest in Registrant.


                  There exists no arrangement, known to Registrant, the operation of which may at a subsequent date result in a change of control of Registrant.


Item 13. Certain Relationships and Related Transactions.

                  For a description of transactions and business relationships between Registrant and its affiliates and their directors and officers, see Notes 2 and 3 to the Financial Statements in Item 8. Michael B. Pollack and Senior Vice President, is a partner of Reed Smith Shaw & McClay which is engaged to perform legal services for Registrant. Mr. Pollack was the Secretary, until July 1997, of the former Corporate General Partner.


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

                           The following financial statements are filed as a part of this Report:

    Report of Independent Accountants.

    Balance Sheets as of December 31, 1996 and 1997.

    Statements of Income for the years ended December 31, 1995, 1996 and 1997.

    Statements of Partners' Capital for the years ended December 31, 1995, 1996 and 1997.

    Statements of Cash Flows for the years ended December 31, 1995, 1996 and
    1997.

    Notes to Financial Statements.

    The financial statements are hereby incorporated by reference to pages 5 to 21 of Registrant's Annual Report contained in Appendix A.



    (a)           2.       Financial Statement Schedule:

                           The following schedule is filed as a part of this
                           Report:

    Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1997.

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

    Exhibit                                                                                  Method of
      No.          Description                                                                 Filing
    -------        -----------                                                               ----------
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
                                                                                        1984

    Exhibit                                                                                  Method of
      No.          Description                                                                 Filing
    -------        -----------                                                               ----------
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

    Exhibit                                                                                  Method of
      No.          Description                                                                 Filing
    -------        -----------                                                               ----------
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
                                                                                        4, 1986

    Exhibit                                                                                  Method of
      No.          Description                                                                 Filing
    -------        -----------                                                               ----------
     4.77      Assignment of Lessor's Interest in                                       Filed as Exhibit 4.12 to
               Lease with Assignment of Rents,                                          Registrant's Report on
               Income and Cash Collateral, dated                                        Form 8-K dated March
               February 14, 1986, from Registrant to                                    4, 1986
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

    10.1       Agreement of Sale dated December 30, 1983                                Exhibit 10.1 to Form 10-K
               between Eaton Corporation and Registrant.                                filed April 10, 1984

    Exhibit                                                                                  Method of
      No.          Description                                                                 Filing
    -------        -----------                                                               ----------
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
                                                                                        March 29, 1985

    Exhibit                                                                                  Method of
      No.          Description                                                                 Filing
    -------        -----------                                                               ----------
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

    10.34      Lease Guaranty dated July 16,                                            Filed as Exhibit 10.2 to
               1985 between Registrant and GCC.                                         Registrant's Form
                                                                                        10-Q dated August
                                                                                        15, 1985

    10.35      Memorandum of Lease dated                                                Filed as Exhibit 10.3 to
               July 11, 1985 between                                                    Registrant's Form
               Registrant and GCC.                                                      10-Q dated August
                                                                                        15, 1985

    10.40      Lease Agreement dated November                                           Filed as Exhibit 10.1 to
               25, 1985 between Registrant, as                                          Registrant's Report on
               Lessor, and Gould Inc., as                                               Form 8-K dated December 9,
               Lessee.                                                                  1985

    Exhibit                                                                                  Method of
      No.          Description                                                                 Filing
    -------        -----------                                                               ----------
    10.41      Memorandum of Lease dated                                                Filed as Exhibit 10.2 to
               November 21, 1985, between                                               Registrant's Report on
               Registrant, as Landlord, and                                             Form 8-K dated December 9,
               Gould Inc., as Tenant.                                                   1985

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
                                                                                        1986

    Exhibit                                                                                  Method of
      No.          Description                                                                 Filing
    -------        -----------                                                               ----------
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

    10.59      Purchase Agreement dated March 28, 1996 between                          Filed as Exhibit 10.1 to
               Corporate Property Associates 5, the seller, CenterPoint                 Registrant's Form 8-K
               Properties Corporation as purchaser.                                     dated April 9, 1996

    10.60      Amendment to Purchase Agreement dated April 3, 1996                      Filed as Exhibit 10.2 to
               between Corporate Property Associates 5, the seller,                     Registrant's Form 8-K
               CenterPoint Properties Corporation as purchaser.                         dated April 9, 1996

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

    28.6       Bill of Sale dated April 11, 1984                                        Filed as Exhibit 28.6
               from Rochester to Registrant.                                            to Registrant's Report
                                                                                        on Form 8-K dated
                                                                                        April 25, 1984

    Exhibit                                                                                  Method of
      No.          Description                                                                 Filing
    -------        -----------                                                               ----------
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

    28.43      Deed dated November 25, 1985 from                                        Filed as Exhibit 28.1 to
               Gould Inc. to Registrant.                                                Registrant's Report on
                                                                                        Form 8-K dated
                                                                                        December 9, 1985

    28.44      Bill of Sale dated November 25,                                          Filed as Exhibit 28.2 to
               1985 from Gould Inc. to Registrant.                                      Registrant's Report on
                                                                                        Form 8-K dated
                                                                                        December 9, 1985

    Exhibit                                                                                  Method of
      No.          Description                                                                 Filing
    -------        -----------                                                               ----------
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
                                                                                        January 7, 1987

    Exhibit                                                                                  Method of
      No.          Description                                                                 Filing
    -------        -----------                                                               ----------
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

    Exhibit                                                                                  Method of
      No.          Description                                                                 Filing
    -------        -----------                                                               ----------
    28.72      Agreement of Limited Partnership of G.I. Plastek                         Filed as Exhibit 28.1 to
               Limited Partnership dated September 8, 1995.                             Registrant's Form 8-K
                                                                                        dated September 29, 1995


    (b)    Reports on Form 8-K

                  The Registrant filed a report on Form 8-K dated January 1, 1998 pursuant to Item 5 - Other Events (EX-99.1 Press Release From W.P. Carey & Co., Inc. (December 17, 1997)).

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CORPORATE PROPERTY ASSOCIATES 5
                                    (a California limited partnership)
                                    BY:     CAREY DIVERSIFIED LLC

     03/24/98                       BY:      /s/ John J. Park
     --------                                ----------------------------------
     Date                                   John J. Park
                                            Executive Vice President, Chief
                                            Financial Officer and Treasurer
                                            (Principal Financial Officer)

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    BY:     CAREY DIVERSIFIED LLC

     03/24/98                       BY:      /s/ Francis J. Carey
     --------                                ----------------------------------
     Date                                   Francis J. Carey
                                            Chairman of the Board, Chief
                                            Executive Officer and Director
                                            (Principal Executive Officer)

     03/24/98                       BY:      /s/ William P. Carey
     --------                                ----------------------------------
     Date                                   William P. Carey
                                            Chairman of the Executive
                                            Committee and Director

     03/24/98                       BY:      /s/ Steven M. Berzin
     --------                                ----------------------------------
     Date                                   Steven M. Berzin
                                            Vice Chairman, Chief Legal Officer
                                            and Director

     03/24/98                       BY:      /s/ Gordon F. DuGan
     --------                                ----------------------------------
      Date                                  Gordon F. DuGan
                                            President, Chief Acquisitions
                                            Officer and Director

     03/24/98                       BY:      /s/ Donald E. Nickelson
     --------                                ----------------------------------
     Date                                   Donald E. Nickelson
                                            Chairman of the Audit Committee
                                            and Director

     03/24/98                       BY:      /s/ Eberhard Faber IV
     --------                                ----------------------------------
     Date                                   Eberhard Faber IV
                                            Director

     03/24/98                       BY:      /s/ Barclay G. Jones, III
     --------                                ----------------------------------
      Date                                  Barclay G. Jones, III
                                            Director

     03/24/98                       BY:      /s/ Dr. Lawrence R. Klein
     --------                                ----------------------------------
     Date                                   Dr. Lawrence R. Klein
                                            Director

     03/24/98                       BY:      /s/ Charles C. Townsend, Jr.
     --------                                ----------------------------------
     Date                                   Charles C. Townsend, Jr.
                                            Director

     03/24/98                       BY:      /s/ Reginald Winssinger
     --------                                ----------------------------------
     Date                                   Reginald Winssinger
                                            Director

     03/24/98                       BY:      /s/ John J. Park
     --------                                ----------------------------------
     Date                                   John J. Park
                                            Executive Vice President, Chief
                                            Financial Officer and Treasurer
                                            (Principal Financial Officer)

     03/24/98                       BY:      /s/ Claude Fernandez
     --------                                ----------------------------------
     Date                                   Claude Fernandez
                                            Executive Vice President -
                                            Financial Operations
                                            (Principal Accounting Officer)

                                                         APPENDIX A TO FORM 10-K


                         CORPORATE PROPERTY ASSOCIATES 5
                       (A CALIFORNIA LIMITED PARTNERSHIP)


                                                              1997 ANNUAL REPORT

SELECTED FINANCIAL DATA


(In thousands except per unit amounts)

                                           1993            1994            1995               1996            1997
                                          -------         -------         -------            -------         -------
OPERATING DATA:

  Revenues                                $18,261         $18,125         $15,768            $13,205         $ 9,750

  Net income                                4,496           5,557           1,913              7,776           2,685

    Net income allocated:
      To General Partners                     270           1,011             201                463             180
      To Limited Partners                   4,226           4,546           1,712              7,314           2,505
      Per unit                              37.34           40.16           15.12              64.61           22.13

  Distributions attributable (1):
      To General Partners                     350             352             365                244             254
      To Limited Partners                   5,489           5,516           7,635              3,816           4,769
      Per unit                              48.49           48.73           67.45(2)           33.71           42.13(2)

  Payment of mortgage
      principal(3)                            826             725             463                365             234


BALANCE SHEET DATA:

  Total assets                             93,950          92,366          72,268             52,652          44,265

  Long-term
    obligations (4)                        34,949          31,310          24,505             10,446          10,193


(1) Includes distributions attributable to the fourth quarter of each fiscal year payable in the following fiscal year less distributions in the first fiscal quarter attributable to the prior year. The distribution attributable to the fourth quarter of 1997 was paid to Limited Partners in December 1997.

(2) 1995 and 1997 distributions include special distributions of $20 and $7, respectively, per Limited Partnership Unit.

(3)   Represents scheduled mortgage amortization paid.

(4) Represents mortgage and note payable obligations due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS

                  Results of Operations

                  Net income for the year ended December 31, 1997 decreased by $5,091,000 to $2,685,000 as compared with the year ended December 31, 1996. Excluding the effect of gains on the disposition of properties in 1996 and 1997, income decreased by $764,000. The decrease, as adjusted, was primarily due to decreases in lease revenues (rental income and interest income from direct financing leases) and hotel operating income and an increase in general and administrative expenses. The effect of these items was partially offset by a decrease in interest expense.

                  The decrease in lease revenues was due to the sale in 1996 of a property leased to GATX Logistics, Inc., the termination of the Arley Merchandise Corporation lease in July 1997 and the December 1996 modification of the Rochester Button Company lease. The decrease in hotel earnings was solely due to the sale of the Rapid City hotel property in October 1996. The increase in general and administrative costs was due to costs incurred in connection with the structuring of the exchange transaction described below. The decrease in interest expense was due to the prepayment of several mortgage loans in 1996. As of December 31, 1997, the Partnership's remaining debt consists of the mortgage loans on the two hotel properties in Alpena and Petoskey, Michigan and a note payable to an affiliate.

                  Net income for the year ended December 31, 1996 increased by $5,864,000 as compared with the year ended December 31, 1995. Such increase was primarily due to gains realized on the sale of Partnership properties. Income before gains, and excluding (i) the effects of noncash charges for writedowns of assets to their estimated net realizable values in both 1996 and 1995 and (ii) nonrecurring items in 1995 included in other income in the accompanying financial statements, would have reflected an increase of $683,000.

                  The increase in income, as adjusted for 1996, was due to decreases in interest, depreciation, general and administrative and property expenses and was partially offset by a decrease in lease revenues. The decrease in interest expense resulted from the combination of (i) satisfying mortgage loans in connection with property dispositions, and (ii) using proceeds from those property sales to pay off mortgage debt on other Partnership properties that are still subject to leases. The decrease in depreciation expense was solely due to the disposition of properties resulting in a reduction in the balances of assets subject to depreciation. The decrease in general and administrative expense reflected lower state tax and office occupancy expenses in 1996. Prior to selling the Helena, Montana office building in January 1996, the Partnership absorbed a portion of the operating expenses for that property. In 1995, such costs, net of tenant reimbursements, were approximately $82,000. Accordingly, property expense decreased due to the sale of the Helena property and because of legal costs incurred in 1995 in connection with a dispute regarding the final determination for the sales price of a property. The decrease in lease revenues is entirely due to the sale of properties in 1995 and 1996. The 1996 gain on the sale of properties resulted from the sales of the office building in Helena, Montana, a warehouse facility in Hodgkins, Illinois leased to GATX Logistics and the Holiday Inn in Rapid City, South Dakota which had been operated by the Partnership

                  Earnings for the hotel operation decreased in 1997 as a result the sale of the Rapid City hotel in October 1996. Management had decided to sell the Rapid City hotel, having concluded that the cost of upgrading the Rapid City hotel to meet the core modernization plan of Holiday Inn and retain the Holiday Inn affiliation would not provide an adequate return on the additional investment. Revenues and profitability of the Rapid City operation were expected to decrease from any change in hotel chain affiliation. For the year ended December 31, 1997, earnings from the Alpena and Petoskey hotels increased by 18%, to $705,000. The occupancy rate of the Petoskey hotel increased by 3% to 53%, and the average room rate increased by 4%, resulting in revenue growth of 8%. The Petoskey hotel had also realized an increase in its occupancy rate in 1996. The occupancy rate of the Alpena hotel decreased by 2% to 57%; however, the average room rate increased by 7% so that revenue was stable for the comparable years. The Alpena hotel realized increases in average room and occupancy rates in 1996. Operating expenses at the two hotels were stable for the comparable years.

                  Cash flow from the Partnership's leases will decrease as a result of the termination of the Gould, Inc. lease for its property in Oxnard, California. The Partnership received a lump sum payment in January 1998 in consideration for agreeing to the termination. The lump sum of $1,837,500 represented a significant portion of the remaining lease rentals that would have been received over the remaining initial term of the Gould lease. Concurrent with the lease termination, the Partnership entered into a lease with Lockheed Martin Corporation for a portion of the Oxnard property. Cash flow will benefit further if Lockheed Martin elects to exercise its option to lease such remaining space or if the remaining space is leased to others.

                  Because of the net and long-term nature of most of the Partnership's leases, inflation and changing prices have not unfavorably affected the Partnership's revenues and net income. Except for the Penn Virginia Corporation lease, all of the Partnership's leases have provisions providing for rent increases based on formulas indexed to increases in the Consumer Price Index and may include caps on such CPI increases, sales overrides or scheduled mandatory increases which could increase operating revenues in the future. As the rate of inflation has been moderate in recent years, the Partnership believes that hotel operations may not be significantly impacted by changing prices. Management believes that reasonable increases in costs may be partially or entirely passed through by increases in room rates. Over the past several years, increases in the average room rate have generally been in excess of the rate of inflation.


                  Financial Condition

                  The Partnership's cash balances of $3,047,000 as of December 31, 1997 decreased by $2,191,000 from the previous year. Cash flow from operations of $4,394,000 was sufficient to pay four quarterly distributions of approximately $4,031,000 and scheduled debt service of $234,000. In addition to such distributions, the Partnership used its cash reserves to pay a special distribution of $7.00 per Limited Partnership Unit ($792,000) in the first quarter of 1997 representing proceeds from 1996 asset sales. The Partnership also paid a distribution in December 1997 of $10.11 per Limited Partnership Unit ($1,144,000).

                  The distribution paid in December 1997 reflected an exchange transaction which occurred on January 1, 1998. The majority of the Partnership's Limited Partners and its General Partners approved a consolidation by merger of the Partnership with a subsidiary limited partnership of Carey Diversified LLC, as proposed in the Consent Solicitation Statement/Prospectus of Carey Diversified dated October 16, 1997. In connection with the merger, 3,494 Limited Partnership Unitholders representing 111,658 Limited Partnership Units elected to exchange their limited partnership units for interests in Carey Diversified. The December 1997 distribution was intended to (a) distribute funds in order to adjust the net assets of the Partnership with the estimate of Total Exchange Value, as defined in the Consent Solicitation Statement/Prospectus, of those assets and (b) pay the January distribution.

                  Limited Partners owning 1,542 Limited Partnership Units who did not elect to receive interests in Carey Diversified have elected to retain a limited partnership interest in the Partnership as Subsidiary Partnership Unitholders. Subsidiary Partnership Units have economic interests and legal rights in the Partnership that are substantially similar to those of Limited Partnership Units and represent a direct ownership interest in the Partnership. The holders of Subsidiary Partnership Units will be paid a pro rata share of any distribution paid by the Partnership to Carey Diversified. The Partnership will continue to pay distributions on a quarterly basis until liquidating distributions are made, as described in the Consent Solicitation Statement/Prospectus. The objective with respect to Subsidiary Partnership Units will be to pay distributions as if the Consolidation never had occurred based upon the net cash flows generated by the Partnership.

                  The Partnership's investing activities during 1997 included $383,000 of costs incurred in connection with the completion of renovations necessary to bring the Alpena and Petoskey hotels in compliance with the Holiday Inn hotel modernization plan and replacement of furniture, fixture and equipment at the hotels. Alpena and Petoskey maintain a reserve of $95,000 for on-going replacement purchases.

                  DS Group Limited has an option to purchase its leased property in December 1998 at a purchase price of the greater of $3,000,000 or fair market value. The DS Group property is not encumbered by mortgage debt and provides for annual rent of $393,000. If DS Group does not exercise its option, the lease term will continue until 2010. Penn Virginia Corporation may exercise an option to purchase its leased properties at any time between August 1998 and August 1999 at a purchase price of the greater of $3,700,000 or fair market value. The Penn Virginia property is not encumbered by mortgage debt and provides an annual rent of $499,000. Neither DS Group nor Penn Virginia has indicated whether it intends to exercise its option. The Penn Virginia lease term expires in 1999. Penn Virginia also may elect a ten-year renewal option in the event that it does not exercise its purchase option.

                  All of the Partnership's properties are subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. Except for the two hotel properties, all of the properties are currently net leased to corporate tenants. The Partnership normally structures its leases to require tenants to comply with all laws. In addition, substantially all of the Partnership's net leases include indemnification provisions that require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. If the Partnership undertakes to clean up or remediate any of its leased properties, the General Partner believes that in most cases the Partnership will be entitled to full reimbursement from tenants for such costs. In the event that the Partnership absorbs a portion of such costs, the General Partner believes that such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

                  In 1994, the Partnership voluntarily conducted Phase II reviews of certain of its properties based on the results of the Phase I environmental reviews conducted in 1993. The Partnership believes, based on the results of such reviews, that its leased properties are in substantial compliance with Federal and state environmental statutes and regulations. Portions of certain properties have been documented as having a limited degree of contamination, principally in connection with either leakage from underground storage tanks or surface spills from facility activities. For those conditions that were identified, the Partnership advised its tenants of such findings and of their obligations, if any, to perform any required remediation.

                  In June 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 131 establishes accounting standards for the way that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 130 and SFAS No. 131 are required to be adopted by 1998. The Partnership is currently evaluating the impact, if any, of SFAS No. 130 and SFAS 131.

                  The Partnership's management company has responsibility for maintaining the Partnership's books and records and servicing the computer systems used in maintaining such books and records. In its preliminary assessment of Year 2000 issues, the management company believes that such issues will not have a material effect on the Partnership's operations; however such assessment has not been completed. The Partnership relies on its bank and transfer agent for certain computer-related services and has initiated discussions to determine whether they are addressing Year 2000 issues that might affect the Partnership.

                        REPORT of INDEPENDENT ACCOUNTANTS



To the Partners of
  Corporate Property Associates 5:



                  We have audited the accompanying balance sheets of Corporate Property Associates 5 (a California limited partnership) as of December 31, 1996 and 1997, and the related statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the financial statement schedule included on pages 22 to 25 of this Annual Report. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Property Associates 5 (a California limited partnership) as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the Schedule of Real Estate and Accumulated Depreciation as of December 31, 1997, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the financial information required to be included therein pursuant to Securities and Exchange Commission Regulation S-X Rule 12-28.



                                                     /s/Coopers & Lybrand L.L.P.

New York, New York
March 24, 1998

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                                 BALANCE SHEETS

                           December 31, 1996 and 1997

                                                                    1996                  1997
                                                               ------------          ------------
        ASSETS:

Real estate leased to others:
   Accounted for under the
      operating method:
         Land                                                  $  3,960,767          $  3,704,767
         Buildings                                               22,753,408            15,200,853
                                                               ------------          ------------
                                                                 26,714,175            18,905,620
         Accumulated depreciation                                 9,111,827             7,205,039
                                                               ------------          ------------
                                                                 17,602,348            11,700,581
   Net investment in direct financing leases                     19,298,726            19,257,669
                                                               ------------          ------------
         Real estate leased to others                            36,901,074            30,958,250
Operating real estate, net of accumulated depreciation
   of $4,637,421 in 1996 and $5,106,449 in 1997                   7,463,300             7,377,569
Cash and cash equivalents                                         5,237,995             3,046,822
Funds in escrow                                                     575,051               591,917
Other assets, net of accumulated amortization
   of $130,589 in 1996 and net of reserve for
   uncollected rents of $45,140 in 1997                           2,474,117             2,289,995
                                                               ------------          ------------
             Total assets                                      $ 52,651,537          $ 44,264,553
                                                               ============          ============


        LIABILITIES:

Mortgage notes payable                                         $ 14,283,940          $  9,295,000
Note payable to affiliate                                         1,151,000             1,151,000
Accrued interest payable                                             45,707
Accounts payable and accrued expenses                               433,842               262,658
Accounts payable to affiliates                                      111,526             1,656,880
Deferred gain, net of accumulated amortization of
   $180,278 in 1996 and $225,347 in 1997                            901,390               856,321
Prepaid rental income                                                                     140,472
Other liabilities                                                   658,542               614,600
                                                               ------------          ------------
             Total liabilities                                   17,585,947            13,976,931
                                                               ------------          ------------
Commitments and contingencies


        PARTNERS' CAPITAL:

General Partners                                                    (67,666)           (1,625,151)
Limited Partners (113,200 Limited Partnership
   Units issued and outstanding)                                 35,133,256            31,912,773
                                                               ------------          ------------
             Total partners' capital                             35,065,590            30,287,622
                                                               ------------          ------------
             Total liabilities and
             partners' capital                                 $ 52,651,537          $ 44,264,553
                                                               ============          ============


The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                              STATEMENTS of INCOME

              For the years ended December 31, 1995, 1996 and 1997

                                                            1995                1996               1997
                                                        -----------         -----------         ----------
Revenues:
   Rental income                                        $ 4,642,686         $ 3,225,129         $2,544,856
   Interest income from direct financing leases           3,879,125           3,409,166          3,473,565
   Other interest income                                    307,951             210,913            150,047
   Revenue of hotel operations                            6,768,268           6,359,758          3,571,232
   Other income                                             170,107                                 10,000
                                                        -----------         -----------         ----------
                                                         15,768,137          13,204,966          9,749,700
                                                        -----------         -----------         ----------
Expenses:
   Interest                                               3,495,872           2,075,230          1,363,680
   Depreciation                                           2,065,781           1,331,028          1,131,397
   General and administrative                               841,920             460,948            677,531
   Property expenses                                        810,581             579,189            632,612
   Amortization                                              33,599              13,301
   Writedown to fair value                                1,980,550           1,300,000          1,350,000
   Operating expense of hotel operations                  5,241,370           4,952,959          2,865,861
                                                        -----------         -----------         ----------
                                                         14,469,673          10,712,655          8,021,081
                                                        -----------         -----------         ----------

      Income before gain on sale                          1,298,464           2,492,311          1,728,619

   Gain on foreclosure                                                                             956,829
   Gain on sale of real estate, net                         614,234           5,284,165
                                                        -----------         -----------         ----------

      Net income                                        $ 1,912,698         $ 7,776,476         $2,685,448
                                                        ===========         ===========         ==========

Net income allocated to:
   Individual General Partner                           $    52,520         $   119,855         $   26,178
                                                        ===========         ===========         ==========

   Corporate General Partner                            $   148,208         $   342,857         $  154,097
                                                        ===========         ===========         ==========

   Limited Partners                                     $ 1,711,970         $ 7,313,764         $2,505,173
                                                        ===========         ===========         ==========

Net income per Limited
   Partnership Unit
   (113,200 Units outstanding)                          $     15.12         $     64.61         $    22.13
                                                        ===========         ===========         ==========


The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                         STATEMENTS of PARTNERS' CAPITAL

              For the years ended December 31, 1995, 1996 and 1997

                                                           Partners' Capital Accounts
                                       ------------------------------------------------------------------------
                                                                                                     Limited
                                                                                                     Partners'
                                                               General              Limited          Amount Per
                                          Total                Partners             Partners          Unit  (a)
                                       ------------          -----------          ------------       ----------
Balance, December 31, 1994             $ 37,888,347          $   (94,987)         $ 37,983,334          $ 335

Distributions                            (8,054,982)            (368,702)           (7,686,280)           (68)

Net income, 1995                          1,912,698              200,728             1,711,970             15
                                       ------------          -----------          ------------          -----

Balance, December 31, 1995               31,746,063             (262,961)           32,009,024            282

Distributions                            (4,456,949)            (267,417)           (4,189,532)           (37)

Net income, 1996                          7,776,476              462,712             7,313,764             65
                                       ------------          -----------          ------------          -----

Balance, December 31, 19967              35,065,590              (67,666)           35,133,256            310

Distributions                            (6,040,572)            (314,916)           (5,725,656)           (51)

Accrued preferred distribution           (1,422,844)          (1,422,844)

Net income, 1997                          2,685,448              180,275             2,505,173             22
                                       ------------          -----------          ------------          -----

Balance, December 31, 1997             $ 30,287,622          $(1,625,151)         $ 31,912,773          $ 281
                                       ============          ===========          ============          =====


(a)     Based on 113,200 Units issued and outstanding during all periods.


The accompanying notes are an integral part of the financial statements.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)
                            STATEMENTS of CASH FLOWS

              For the years ended December 31, 1995, 1996 and 1997

                                                                         1995                  1996                 1997
                                                                     ------------          ------------          -----------
Cash flows from operating activities:
    Net income                                                       $  1,912,698          $  7,776,476          $ 2,685,448
    Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                    2,099,380             1,344,329            1,131,397
       Amortization of deferred gains                                     (71,678)              (64,974)             (45,069)
       Other noncash items                                                 13,162                54,212               41,057
       Writedown to fair value                                          1,980,550             1,300,000            1,350,000
       Gain on foreclosure                                                                                          (956,829)
       Net gain on sale of real estate                                   (614,234)           (5,284,165)
       Provision for uncollected rents                                    180,164               235,313              345,140
       Net change in operating assets and liabilities                    (811,972)              245,119             (157,498)
                                                                     ------------          ------------          -----------
            Net cash provided by operating
               activities                                               4,688,070             5,606,310            4,393,646
                                                                     ------------          ------------          -----------

Cash flows from investing activities:
    Additional capitalized costs                                       (1,078,951)             (172,447)            (383,297)
    Proceeds on sale and transfer of real estate                        3,387,362            18,592,329
    Purchase of limited partnership interests                          (1,750,175)
                                                                     ------------          ------------          -----------
         Net cash provided by (used in) investing activities              558,236            18,419,882             (383,297)
                                                                     ------------          ------------          -----------

Cash flows from financing activities:
    Distributions to partners                                          (8,054,982)           (4,456,949)          (5,967,522)
    Release of escrow funds in
      connection with mortgage prepayment                                                     2,295,000
    Prepayments of mortgage payable                                    (2,200,000)          (18,561,812)
    Payments on mortgage principal                                       (463,487)             (365,118)            (234,000)
    Partial prepayment of note payable to affiliate                      (144,000)
    Deferred financing costs                                              (10,000)
                                                                     ------------          ------------          -----------
            Net cash used in financing activities                     (10,872,469)          (21,088,879)          (6,201,522)
                                                                     ------------          ------------          -----------

            Net (decrease) increase in cash and
               cash equivalents                                        (5,626,163)            2,937,313           (2,191,173)

Cash and cash equivalents, beginning of year                            7,926,845             2,300,682            5,237,995
                                                                     ------------          ------------          -----------

            Cash and cash equivalents, end of year                   $  2,300,682          $  5,237,995          $ 3,046,822
                                                                     ============          ============          ===========


Supplemental Schedule of noncash investing and financing activity:

A.  Accrued preferred distribution                                                                                    $ 1,422,844
                                                                                                                      ===========

B. In connection with the sales of properties, purchasers assumed a mortgage loan obligation of $2,854,275 and accrued interest thereon of $12,049 in 1996 and a mortgage loan obligation of $720,401 and accrued interest thereon of $5,780 in 1995 in lieu of paying cash.

C. In connection with a foreclosure on a Partnership property in 1997, the Partnership transferred the property to the lender and was released from the obligations of the limited recourse mortgage loan. The gain on the foreclosure was as follows:

                  Mortgage loan payable released                                                                      $ 4,754,940
                  Other liabilities and assets, net                                                                        91,287
                  Carrying value of property                                                                           (3,889,398)
                                                                                                                      -----------
                            Gain on foreclosure                                                                       $   956,829
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

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                          NOTES to FINANCIAL STATEMENTS


1.      Summary of Significant Accounting Policies:

         Use of Estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of recoverability of real estate assets. Actual results could differ from those estimates.

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

                      Operating method - Under this method, real estate is recorded at cost, rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred.

            The Partnership assesses the recoverability of its real estate assets, including residual interests, based on projections of undiscounted cash flows over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

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

         Cash Equivalents:

            The Partnership considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money market funds. Substantially all of the Partnership's cash and cash equivalents at December 31, 1996 and 1997 were held in the custody of three, and two financial institutions, respectively.


                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued



         Other Assets and Liabilities:

            Included in other assets are deferred charges incurred in connection with mortgage note financings and refinancings, an investment in a limited partnership and deferred costs of Consolidation (Note
               15). Deferred charges are amortized over the terms of the mortgages. The Partnership's 17.5% investment in an unaffiliated limited partnership is accounted for under the cost method, i.e., income is recorded based on distributions received from net accumulated earnings. Included in other liabilities is deferred rental income for the aggregate difference on an operating method lease between scheduled rents which vary during the lease term and rent recognized on a straight-line basis. Deferred costs of Consolidation represent certain costs related to a Consolidation transaction which have been capitalized. Such Consolidation costs will be included in the revaluation of assets subsequent to December 31, 1997.

         Deferred Gain:

            Deferred gain consists of certain funds received in 1992, in connection with the loan refinancings of the Alpena and Petoskey, Michigan mortgage which are being amortized on a straight-line basis over 24 years.

         Income Taxes:

            A partnership is not liable for Federal income taxes as each partner recognizes his proportionate share of the partnership income or loss in his tax return. Accordingly, no provision for income taxes is recognized for financial statement purposes.

         Reclassifications:

            Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 financial statement presentation.

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

            Through December 31, 1997, the Agreement provided that the General
               Partners were allocated 6% (1% to the Individual General Partner, and 5% to the Corporate General Partner, Carey Corporate Property, Inc.), and the Limited Partners were allocated 94% of the profits and losses as well as distributions of Distributable Cash From Operations, as defined in the Agreement, as well as net proceeds from the sale of Partnership properties. Effective January 1, 1998, as a result of the merger (see Note 15) of the Partnership with a subsidiary partnership of Carey Diversified LLC ("Carey Diversified"), Carey Diversified is the sole general partner of the Partnership. Carey Diversified and the holders of Subsidiary Partnership Units are allocated 94% of the profits and losses and distributable cash, and two special limited partners, Carey Management LLC ("Carey Management") and William P. Carey, are allocated 5% and 1% of the profits and losses and distributable cash from operations, respectively.


                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued



            In connection with the merger with Carey Diversified and the listing on the New York Stock Exchange, the former Corporate General Partner will be entitled to receive a subordinated preferred return of $1,422,844 which was measured based upon the cumulative proceeds arising from the sale of the Partnership's assets. To satisfy the conditions for receiving the preferred return, the shares of Carey Diversified must achieve a closing price equal to or in excess of $23.11 for five consecutive trading days. The General Partner believes that it is probable, as defined pursuant to Statement of Financial Accounting Standards No. 5, that the conditions for paying the preferred return will be achieved, and the full amount of the subordinated preferred return is included in accounts payable to affiliates as of December 31, 1997 in the accompanying financial statements.

            In accordance with the Agreement, the former General Partners, as a result of having negative capital balances at the beginning of each year, were allocated a portion of the 1995, 1996 and 1997 gains on sale of property as well as the related tax gain in order to reduce their negative balances. The Partnership paid a special distribution in 1995 of proceeds from a property sale. The distribution was allocated 1% to the Individual General Partner and 99% to the Limited Partners in accordance with the Agreement.

3.      Transactions with Related Parties:

            The Partnership holds a 65% undivided interest as tenants-in-common in hotel properties in Alpena and Petoskey, Michigan with Corporate Property Associates 6 ("CPA(R):6"), an affiliate which owns the remaining 35% interest. The Partnership accounts for its interest in the Alpena and Petoskey properties on a proportional basis.

            Under the Agreement, W.P. Carey & Co., Inc. ("W.P. Carey") and other affiliates were also entitled to receive a property management fee and reimbursement of certain expenses incurred in connection with the Partnership's operations. General and administrative expense reimbursements consist primarily of the actual cost of personnel needed in providing administrative services necessary to the operation of the Partnership. Effective January 1, 1998, the fees and reimbursements are payable to Carey Management, an affiliate of Carey Diversified. Property management fee and general and administrative expense reimbursements are summarized as follows:

                                                                          1995             1996              1997
                                                                        --------         --------          --------
                  Property management fee                               $116,825         $ 76,763          $ 62,086
                  General and administrative
                      expense reimbursements                             117,584          113,288           201,875
                                                                        --------         --------          --------
                                                                        $234,409         $190,051          $263,961
                                                                        ========         ========          ========


            During 1995, 1996 and 1997, fees aggregating $180,242, $91,265 and
               $63,323, respectively, were incurred for legal services performed by a firm in which the Secretary, until July 1997, of the Corporate General Partner and other affiliates is a partner.

            The mortgage loans on the Alpena and Petoskey properties consist of tax-exempt bond obligations of $7,150,000 for each property of which the Partnership's share of each is $4,647,500. The bonds are also collateralized by mortgage and/or lease assignments on eight other Partnership properties. In the event of default, the bondholders have recourse to the Partnership's collateral to the full extent of the outstanding balance of the bonds including the portion of the obligation applicable to CPA(R):6. In connection with restructuring the bond obligation in 1992, the Partnership received cash and other consideration from CPA(R):6.

                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued


            The Partnership is a participant in an agreement with W.P. Carey and other affiliates for the purpose of leasing office space used for the administration of real estate entities and W.P. Carey and for sharing the associated costs. Pursuant to the terms of the agreement, the Partnership's share of rental, occupancy and leasehold improvement costs is based on adjusted gross revenues, as defined. Net expenses incurred in 1995, 1996 and 1997 were $182,843, $83,533 and $63,108, respectively.

4. Real Estate Leased to Others Accounted for Under the Operating Method and Operating Real Estate:

      A.    Real Estate Leased to Others:

            Scheduled future minimum rents, exclusive of renewals, under noncancellable operating leases amount to approximately $1,355,000 in 1998, $1,179,000 in 1999, $793,000 in 2000 and
               $477,000 each of the years 2001 to 2002, and aggregate approximately $6,456,000 through 2010.

            Contingent rents were approximately $5,000, $6,000 and $6,000 in
               1995, 1996 and 1997, respectively.

      B.    Operating Real Estate:

            Operating real estate, at cost, is summarized as follows:

                                                                                     December 31,
                                                                                     ------------
                                                                            1996                      1997
                                                                        -----------               -----------
                      Land                                              $   479,050               $   479,050
                      Buildings                                           9,603,750                10,177,569
                      Personal property                                   2,017,921                 1,827,399
                                                                        -----------               -----------
                                                                         12,100,721                12,484,018
                          Less: Accumulated depreciation                  4,637,421                 5,106,449
                                                                        -----------               -----------
                                                                        $ 7,463,300               $ 7,377,569
                                                                        ===========               ===========

5.      Net Investment in Direct Financing Leases:

            Net investment in direct financing leases is summarized as follows:

                                                                                     December 31,
                                                                                     ------------
                                                                            1996                      1997
                                                                        -----------               -----------
                      Minimum lease payments receivable                 $32,483,668               $29,899,105
                      Unguaranteed residual value                        17,495,677                17,495,677
                                                                        -----------               -----------
                                                                         49,979,345                47,394,782
                          Less: Unearned income                          30,680,619                28,137,113
                                                                        -----------               -----------
                                                                        $19,298,726               $19,257,669
                                                                        ===========               ===========


            Scheduled future minimum rents, exclusive of renewals, under noncancellable financing leases amount to approximately $2,585,000 in each of the years from 1998 to 2002 and aggregate approximately $29,899,000 through 2017.

            Contingent rents were approximately $758,000, $776,000 and $930,000 in 1995, 1996 and 1997, respectively.

                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued


6.      Mortgage Notes Payable and Note Payable to Affiliate:

        A.  Mortgage Notes Payable

            The Partnership's mortgage note payable is collateralized by lease assignments and by real property with a gross amount of approximately $12,484,000, before accumulated depreciation (also see Note 3). As of December 31, 1997, mortgage notes payable bear interest at rates varying from 6.8% to 8% per annum and mature in 2015.

         Scheduled principal payments during each of the next five years following December 31, 1997 and thereafter, are as follows:

               Year Ending December 31,
               ------------------------
                  1998                                                     $  253,500
                  1999                                                        266,500
                  2000                                                        286,000
                  2001                                                        312,000
                  2002                                                        331,500
                  Thereafter                                                7,845,500
                                                                           ----------
                     Total                                                 $9,295,000
                                                                           ==========

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

            Interest paid on mortgage notes payable and the note payable to affiliate was $3,554,413, $2,254,150 and $983,568 in 1995, 1996
               and 1997, respectively.


 7.     Distributions to Partners:

            Distributions declared and paid to partners are summarized as follows:

                                       Distributions Paid
         Year Ending                     and Payable to                  Distributions Paid to               Limited Partners'
         December 31,                  General Partners                     Limited Partners                 Per Unit Amount
         ------------                  ----------------                     ----------------                 ---------------
              1995:
         Quarterly distributions           $345,833                           $5,422,280                         $47.90
         Special distribution                22,869                            2,264,000                          20.00
                                           --------                           ----------                         ------
              Total 1995                   $368,702                           $7,686,280                         $67.90
                                           ========                           ==========                         ======

              1996                         $267,417                           $4,189,532                         $37.01
                                           ========                           ==========                         ======

              1997:
         Quarterly distributions           $314,916                           $4,933,256                         $43.58
         Special distribution                                                    792,400                           7.00
                                           --------                           ----------                         ------
              Total 1997                   $314,916                           $5,725,656                         $50.58
                                           ========                           ==========                         ======

         Distributions for 1997 include distributions of $1,144,452 to Limited
               Partners and $73,050 to General Partners declared in December
               1997.


                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued


 8.     Income for Federal Tax Purposes:

            Income for financial statement purposes differs from income for
               Federal income tax purposes because of the difference in the treatment of certain items for income tax purposes and financial statement purposes. A reconciliation of accounting differences is as follows:

                                                                  1995                    1996                 1997
                                                               -----------             -----------           -----------
      Net income per Statements of Income                      $ 1,912,698             $ 7,776,476           $ 2,685,448
      Excess tax depreciation                                   (2,399,357)             (1,980,182)           (1,408,880)
      Writedowns of assets                                       1,980,550               1,300,000             1,350,000
      Difference in gains or losses on
         dispositions of property                                 (157,203)              3,475,585             1,970,372
      Other                                                        284,878                (544,552)             (188,565)
                                                               -----------             -----------           -----------
         Income reported for Federal
             income tax purposes                               $ 1,621,566             $10,027,327           $ 4,408,375
                                                               ===========             ===========           ===========


9.      Industry Segment Information:

            The Partnership's operations consist primarily of the investment in and the leasing of industrial and commercial real estate and the operation of hotel properties.

            In 1995, 1996 and 1997, the Partnership earned its total leasing revenues (rental income plus interest income from financing leases) from the following lease obligors:

                                                       1995           %              1996           %               1997         %
                                                       ----          ---             ----          ---              ----        --
   Gould, Inc.                                      $1,132,500        13%         $1,215,000        18%          $1,113,750      19%
   Duff-Norton Company, Inc.                         1,020,717        12           1,020,717        15            1,020,717      17
   DeVlieg Bullard, Inc.                               830,984        10             912,864        14              953,803      16
   Exide Electronics
      Corporation                                      528,926         6             572,130         9              572,130      10
   Penn Virginia Corporation                           498,750         6             498,750         8              498,750       8
   DS Group Limited (formerly
      Stoody Deloro Stellite, Inc.)                    404,719         5             390,068         6              491,298       8
   Arley Merchandise
      Corporation                                      600,000         7             600,000         9              300,000       5
   Harcourt General Corporation                        233,750         3             233,750         4              233,750       4
   Penberthy Products, Inc.                            182,529         2             200,514         3              209,507       3
   Winn Dixie Stores, Inc.                             191,534         2             191,534         3              191,534       3
   Other                                               212,383         2              31,602                        150,000       3
   Sunds Defibrator Woodhandling, Inc.
      (formerly FMP/Rauma Company)                     131,033         2             144,239         2              144,239       2
   Rochester Button Company                            199,968         2             225,706         3              138,943       2
   GATX Logistics, Inc.                              1,398,600        16             380,730         6
   IBM Corporation                                     318,097         4              16,691
   Industrial General Corporation                      637,321         8
                                                    ----------       ---          ----------       ---           ----------     ---
                                                    $8,521,811       100%         $6,634,295       100%          $6,018,421     100%
                                                    ==========       ===          ==========       ===           ==========     ===

                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued


            The Partnership's share of the operating results for the hotel properties are as follows:

                                                       1995                            1996                      1997
                                                   -----------                     -----------                 -----------
         Revenues                                  $ 6,768,268                     $ 6,359,758                 $ 3,571,232
         Fees to hotel management
           company                                    (143,498)                       (134,872)                    (75,356)
         Other operating expenses                   (5,097,872)                     (4,818,087)                 (2,790,505)
                                                   -----------                     -----------                 -----------
         Hotel operating income                    $ 1,526,898                     $ 1,406,799                 $   705,371
                                                   ===========                     ===========                 ===========

10.     Property in Oxnard, California:

            In November 1985, the Partnership purchased land and building for
               $9,840,500 and entered into a net lease with Gould, Inc. ("Gould"). The Gould lease provided for an initial term of fourteen years ending November 30, 1999 with multiple five-year renewal terms at Gould's option.

            On November 12, 1997, the Partnership and Gould entered into an agreement to terminate the lease effective October 1, 1997 with a remaining obligation on the part of Gould to perform certain repairs to the building. In consideration for the termination of the lease, Gould paid a termination fee of $1,837,500 in January 1998.

            On October 1, 1997, the Partnership entered into a lease with
               Lockheed Martin Corporation ("Lockheed") for approximately 48% of the leaseable space. The Lockheed lease provides for an initial term through August 31, 2000 with options for two one-year renewal terms. Annual rent is $360,000 increasing to $475,000 in December 1999. In the event that the Partnership receives a bona fide offer to lease the remaining space, Lockheed will have a right of first refusal. If the remaining space is vacant, Lockheed can exercise the right to occupy such space.

            The termination fee is being amortized through November 1999.


11.     Funds in Escrow:

            Funds in escrow at December 31, 1996 and 1997 consist of reserves and escrow funds for the hotel properties and related mortgage debt.

                                                                                    December 31,
                                                                                    ------------
                                                                            1996                      1997
                                                                          ---------                 ---------
                      Debt service escrow account and bond
                         reserves on Alpena and Petoskey
                         properties                                       $ 490,100                 $ 496,600
                      Hotel furniture, fixture
                        and equipment reserves                               84,951                    95,317
                                                                          ---------                 ---------
                                                                          $ 575,051                 $ 591,917
                                                                          =========                 =========


                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued


12.     Gains and Losses on the Sale of Real Estate:

        Industrial General Corp.:

            In August 1985, the Partnership purchased from and net leased to
               Industrial General Corporation ("IGC") and certain of its wholly-owned subsidiaries, seven properties located in Elyria and Bellville, Ohio; Forrest City and Bald Knob, Arkansas; Carthage, New York; and Newburyport, Massachusetts. Subsequent to the purchase, the Partnership agreed to exchange the Saginaw property for an expansion of the Newburyport facility, severed the Carthage property from the lease and entered into a lease with FMP/Rauma Company ("FMP"). In December 1994, the Partnership sold the Forrest City property.

            In July 1995, IGC filed a voluntary petition of bankruptcy under
               Chapter 11 of the United States Bankruptcy Code. In connection with an asset acquisition of the plastics division of IGC, on September 14, 1995, the Partnership entered into a series of transactions which resulted in the termination of the IGC lease, the sale of the Bald Knob, Bellville and Newburyport properties and the full satisfaction of the mortgage loan obligation collateralized by all of the IGC properties and the FMP property which had been scheduled to mature on September 1, 1995. In connection with the sale of the Bald Knob property to IGC, the Partnership received cash of $987,362 and IGC, with the consent of the mortgage lender, assumed a mortgage obligation from the Partnership of $720,401 and accrued interest thereon of $5,780. Additionally, IGC agreed to pay an additional $200,000 in installments to the Partnership of which $185,000 had been received as of December 31, 1997. The Bellville and Newburyport properties were sold for $2,400,000 in cash to G.I. Plastek Industrial Properties Limited Partnership ("Plastek Properties"), an affiliate of G.I. Plastek Limited Partnership ("Plastek") which acquired the assets of the IGC plastics division.

               The Partnership used $2,200,000 of the proceeds to pay off the remaining balance on the matured mortgage loan obligation on the IGC and FMP properties. In connection with the sale of the three properties, the Partnership realized a loss of $1,719,828.

            The Partnership also purchased limited partnership interests in
               Plastek. The Partnership made capital contributions of $175 and $1,750,000 for Class A and Class B limited partnership interests, respectively. The Class A interest provides for a 17.5% participation in the profits and losses of Plastek after payment of preferred returns to Class B interests. Class B interests are entitled to a cumulative preferred return of 10% on their contributions; however, they do not participate in nor receive other allocations of any gains or losses of Plastek. The Class B interest is redeemable on September 8, 2000. As of December 31, 1997, the Partnership has not received any distributions.

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

        Rapid City Hotel:

            In 1985, the Partnership purchased a hotel in Rapid City, South
               Dakota, which was operated as a Holiday Inn, with $6,800,000 of tax-exempt bonds which were supported by a letter of credit issued by a third party. In September 1994, the Partnership was advised by Holiday Inn that it would need to upgrade the hotel's physical plant by January 1997 in order to meet the requirements of a modernization plan adopted by Holiday Inn or surrender its Holiday Inn license. Management concluded that such additional investment required was not in the best interests of the Partnership and determined to sell the property.

            In 1995, the Partnership reevaluated the net realizable value of the property and recognized a noncash charge of $1,000,000 on the writedown. In the second quarter of 1996, the Partnership charged an additional $1,300,000 as a writedown to fair value to an amount Management believed would approximate the proceeds from a sale.

            On October 1, 1996, the Partnership sold the property and the operating assets and liabilities of the hotel for $4,105,000. The Partnership recognized a gain of $784,618 on the sale in 1996, and the bonds were paid off. The gain includes the recognition of the release of unamortized deferred gains relating to the acquisition of the hotel operation in 1991 from the former lessee.


                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued


        Helena, Montana Office Building:

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

            On January 19, 1996, the Partnership sold the property for
               $4,800,000 including the purchaser's assumption of the existing mortgage loan on the property. Net of closing costs, the Partnership received cash proceeds of $1,741,261, assigned the mortgage loan obligation of $2,854,275 and accrued interest thereon of $12,049 to the purchaser and recognized a gain of $90,356 on the sale in 1996.

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

            On April 9, 1996, the Partnership sold the Hodgkins property for
               $13,200,000 and assigned the GATX lease, as lessor, to the purchaser. Net of costs and amounts necessary to pay the remaining $3,208,526 balance on the property's mortgage loan, the Partnership received cash proceeds of $9,428,270 and recognized a gain on sale in 1996 of $4,409,191.

        Arley Merchandise Corporation:

            The Partnership owned two properties in Sumter and Columbia, South
               Carolina that were leased to Arley Merchandise Corporation ("Arley"). In July 1997, the Arley lease was terminated by the Bankruptcy Court in connection with Arley's voluntary petition of bankruptcy. In connection with the termination of the lease, the Partnership wrote off $300,000 of uncollected rents and wrote down the Arley properties by $1,350,000.

            In May 1997, the lender on the limited recourse mortgage loan collateralized by the Arley properties made a demand for payment for the entire outstanding principal balance of the loan of $4,754,940. The loan had initially matured in January 1993, at which time the lender and the Partnership entered into a forbearance agreement and attempted to reach an agreement to restructure the loan. Such an agreement was not reached and the forbearance agreement expired July 1, 1995.

            In June 1997, the lender initiated a lawsuit for the purpose of foreclosing on the Arley properties. The Partnership did not contest the lender's actions, and on November 17, 1997, the ownership of the Arley properties was transferred to the lender and the loan obligation was canceled. Since the loan was limited recourse, the lender's sole recourse was to the Arley properties and certain deposits. In connection with the foreclosure, the Partnership recognized a gain of $956,829 on the difference between liabilities forgiven and assets surrendered.


                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued


13.     Environmental Matters:

            All of the Partnership's properties, other than the hotel properties are currently leased to corporate tenants, all of which are subject to environmental statutes and regulations regarding the discharge of hazardous materials and related remediation obligations. The Partnership generally structures a lease to require the tenant to comply with all laws. In addition, substantially all of the Partnership's net leases include provisions which require tenants to indemnify the Partnership from all liabilities and losses related to their operations at the leased properties. The costs for remediation, which are expected to be performed and paid by the affected tenant, are not expected to be material. In the event that the Partnership absorbs a portion of any costs, the General Partner believes such expenditures will not have a material adverse effect on the Partnership's financial condition, liquidity or results of operations.

            In 1994, based on the results of Phase I environmental reviews performed in 1993, the Partnership voluntarily conducted Phase II environmental reviews on certain of its properties. The Partnership believes, based on the results of Phase I and Phase II reviews, that its leased properties are in substantial compliance with Federal and state environmental statutes and regulations. Portions of certain properties have been documented as having a limited degree of contamination, principally in connection with surface spills from facility activities and leakage from underground storage tanks. For those conditions that were identified, the Partnership advised the affected tenants of the Phase II findings and of their obligations to perform required remediation.

14.     Disclosure on Fair Value of Financial Instruments:

            The carrying amounts of cash, receivables and accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

            The Partnership estimates that the fair value of mortgage notes payable approximates $13,914,000 and $9,420,000 at December 31, 1996 and 1997, respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with discount rates which take into account the credit of the tenants and interest rate risk. Management believes that it is not practicable to estimate fair value for the note payable to affiliate.

            The carrying amount of the Partnership's limited partnership investment in Plastek, which interest was purchased in September 1995 and which is accounted for under the cost method, approximates fair value.

15.     Exchange of Limited Partnership Units:

            On October 16, 1997, Carey Diversified distributed a Consent
               Solicitation Statement/Prospectus to the Limited Partners that described a proposal to consolidate the Partnership with the other CPA(R) Partnerships. The General Partners' proposals that each of the nine CPA(R) limited partnerships be merged with a corresponding subsidiary partnership of Carey Diversified, of which Carey Diversified is the general partner, was approved by the Limited Partners of all nine of the CPA(R) limited partnerships. Each limited partner had the option of either exchanging his or her limited partnership interest for an interest in Carey Diversified ("Listed Shares") or to retain a limited partnership interest in the subsidiary partnership ("Subsidiary Partnership Units"). On January 1, 1998, 3,494 holders representing 111,658 of the 113,200 limited partnership units


                                   Continued

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                    NOTES to FINANCIAL STATEMENTS, Continued




               exchanged such units for 2,051,157 Listed Shares with 48 holders with the remaining 1,542 limited partnership units exchanging such units for Subsidiary Partnership Units.

            Listed shares commenced public trading on the New York Stock
               Exchange on January 21, 1998. Subsidiary Partnership Units provide substantially the same economic interests and legal rights as those of a limited partnership unit in the Partnership, but are not listed on a securities exchange. A liquidating distribution to holders of Subsidiary Partnership Units will be made after an appraisal of the Partnership's properties which date is to be no later than December 31, 2001.

16.     Accounting Pronouncements:

            In June 1997, the FASB issued Statement of Financial Accounting
               Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in full set general purpose financial statements. SFAS No. 131 establishes accounting standards for the way that public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 130 and SFAS No. 131 are required to be adopted by 1998. The Partnership is currently evaluating the impact, if any, of SFAS No. 130 and SFAS 131.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 1997


                                                          Initial Cost to Partnership           Costs
                                                       ---------------------------------     Capitalized         Decrease
                                                                                Personal    Subsequent to         in Net
         Description              Encumbrances         Land        Buildings    Property    Acquisition (a)   Investment (b)
         -----------              ------------         ----        ---------    --------    ---------------   --------------
Operating method:
 Manufacturing and office
  leased to Penn
  Virginia Corporation                              $  453,192     $ 3,246,808                $    3,112
 Land leased to
  Exide Electronics
  Corporation                                        1,170,000
 Motion picture theater leased
  to Harcourt General
  Corporation                                          243,000       1,927,000                    25,424
 Office and research facility
  leased to Lockheed Martin
  Corporation                                        1,422,000       8,418,500                    34,587
 Retail store leased to
  Winn Dixie Stores, Inc.                              414,700       1,525,872                    21,425
 Office/Manufacturing leased
  to Inno Tech Industries, Inc.                        122,884         568,756                                 $(691,640)
                                                    ----------     -----------                ----------       ---------
                                                    $3,825,776     $15,686,936                $   84,548       $(691,640)
                                                    ==========     ===========                ==========       =========

Operating real estate (e):
 Hotel properties located in
  Alpena, Michigan                 $4,647,500        $ 136,500      $4,905,875    $482,625      $822,768
  Petoskey, Michigan                4,647,500          342,550       4,684,875     497,575       611,250
                                   ----------        ---------      ----------    --------     ---------
                                   $9,295,000        $ 479,050      $9,590,750    $980,200    $1,434,018
                                   ==========        =========      ==========    ========    ==========


                                                     Gross Amount at which Carried
                                                      at Close of Period  (c)(d)
                                        ------------------------------------------------------
                                                                       Personal
         Description                    Land           Buildings       Property          Total
         -----------                    ----           ---------       --------          -----
Operating method:
 Manufacturing and office
  leased to Penn
  Virginia Corporation                 $  453,192      $ 3,249,920                      $ 3,703,112
 Land leased to
  Exide Electronics
  Corporation                           1,170,000                                         1,170,000
 Motion picture theater leased
  to Harcourt General
  Corporation                             243,000        1,952,424                        2,195,424
 Office and research facility
  leased to Lockheed Martin
  Corporation                           1,423,875        8,451,212                        9,875,087
 Retail store leased to
  Winn Dixie Stores, Inc.                 414,700        1,547,297                        1,961,997
 Office/Manufacturing leased
  to Inno Tech Industries, Inc.
                                       ----------      -----------                      -----------
                                       $3,704,767      $15,200,853                      $18,905,620
                                       ==========      ===========                      ===========

Operating real estate (e):
 Hotel properties located in
  Alpena, Michigan                     $  136,500       $5,265,396        $945,872       $6,347,768
  Petoskey, Michigan                      342,550        4,912,173         881,527        6,136,250
                                       ----------       ----------       ---------      -----------
                                       $  479,050      $10,177,569      $1,827,399      $12,484,018
                                       ==========      ===========      ==========      ===========

                                                                                   Life on which
                                                                                    Depreciation in
                                                                                   Latest Statement
                                         Accumulated                                  of Income
         Description                   Depreciation (d)       Date Acquired           is Computed
         -----------                   ----------------       --------------          ------------
Operating method:
 Manufacturing and office
  leased to Penn
  Virginia Corporation                    $2,477,521          August 7, 1984             5-30 YRS.
 Land leased to
  Exide Electronics
  Corporation                                                 June 20, 1985
 Motion picture theater leased
  to Harcourt General
  Corporation                                810,796          July 17, 1985              30 YRS.
 Office and research facility
  leased to Lockheed Martin
  Corporation                              3,407,405          November 25, 1985          30 YRS.
 Retail store leased to
  Winn Dixie Stores, Inc.                    509,317          March 17, 1988             30 YRS.
 Office/Manufacturing leased
  to Inno Tech Industries, Inc.                               August 30, 1995            N/A
                                          ----------
                                          $7,205,039
                                          ==========

Operating real estate (e):
 Hotel properties located in
  Alpena, Michigan                        $2,784,649          March 6, 1987              7-30 YRS.
  Petoskey, Michigan                       2,321,800          January 30, 1987           7-30 YRS.
                                          ----------
                                          $5,106,449
                                          ==========


See accompanying notes to Schedule.

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION

                             as of December 31, 1997

                                                                                                     Gross Amount
                                           Initial Cost to             Cost                           at which
                                             Partnership           Capitalized       Decrease in      Carried
                              Encum-    ---------------------     Subsequent to          Net        at Close of
         Description         brances    Land        Buildings     Acquisition(a)   Investment (b)    Period  (c)   Date Acquired
         -----------         -------    ----        ---------     --------------   --------------   ------------   ------------
Direct financing method:
 Manufacturing facility
  to Duff-Norton
  Company, Inc.                       $  444,730    $ 5,055,270                                     $ 5,500,000    December 30, 1983
 Manufacturing facility
  leased to Rochester
  Button Company, Inc.                    86,663      2,815,596     $ 4,429       $(1,044,696)        1,861,992    April 11, 1984
 Office and research
  facility leased to
  Exide Electronics
  Corporation                                         2,030,000       1,500                           2,031,500    June 20, 1985
 Manufacturing
  facilities leased to
  DeVlieg Bullard, Inc.                  310,032      4,782,667                                       5,092,699    April 3, 1986
 Manufacturing
  facilities leased to
  Penberthy Products, Inc.                48,968      1,028,333                                       1,077,301    April 3, 1986
 Manufacturing
  facilities leased
  to DS Group Limited                    200,000      2,800,000                                       3,000,000    December 22, 1986
 Manufacturing
  facilities leased
  to Sunds Defibrator
  Woodhandling, Inc.                      24,750        669,427                                         694,177    August 30, 1985
                                      ----------    -----------     -------       -----------       -----------
                                      $1,115,143    $19,181,293     $ 5,929       $(1,044,696)      $19,257,669
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

        (b) The decrease in net investment is due to the amortization of unearned income producing constant periodic rate on the net investment in direct financing leases and does not include lease payments received, which may be greater or less than such amortization and the writedown of properties to fair value.

        (c) At December 31, 1997, the aggregate cost of real estate owned for Federal income tax purposes is $51,290,721.


                  RECONCILIATION OF REAL ESTATE ACCOUNTED FOR
                           UNDER THE OPERATING METHOD

                                                                    December 31,
                                                                    ------------
                                                              1996                1997
                                                           ------------          -----------
         Balance at beginning
             of year                                       $ 38,994,553          $26,714,175

         Additions

         Disposition of property                            (12,280,378)          (6,458,555)

         Writedown to net realizable value                                        (1,350,000)
                                                           ------------          -----------
         Balance at close of
             year                                          $ 26,714,175          $18,905,620
                                                           ============          ===========

                                                     Reconciliation of Accumulated Depreciation
                                                     ------------------------------------------
                                                                    December 31,
                                                                    ------------
                                                              1996                1997
                                                            -----------          -----------
         Balance at beginning
             of year                                        $12,371,727          $ 9,111,827

         Depreciation expense                                   840,660              662,369

         Disposition of property                             (4,100,560)          (2,569,157)
                                                            -----------          -----------

         Balance at close of year                           $ 9,111,827          $ 7,205,039
                                                            ===========          ===========

                         CORPORATE PROPERTY ASSOCIATES 5
                       (a California limited partnership)

                NOTES TO SCHEDULE OF REAL ESTATE AND ACCUMULATED
                             DEPRECIATION - Continued

(e)                                                      Reconciliation of Operating Real Estate

                                                                    December 31,
                                                                    ------------
                                                              1996                1997
                                                            -----------          -----------
         Balance at beginning of year                       $12,001,027          $12,100,721
         Additions                                               99,694              383,297
                                                            -----------          -----------
         Balance at close of year                           $12,100,721          $12,484,018
                                                            ===========          ===========


                                                     Reconciliation of Accumulated Depreciation for
                                                              Operating Real Estate

                                                                    December 31,
                                                                    ------------
                                                              1996                1997
                                                             ----------           ----------
         Balance at beginning of year                        $4,265,218           $4,637,421

         Reclassification to real estate
             held for sale                                     (118,165)
         Depreciation expense                                   490,368              469,028
                                                             ----------           ----------
         Balance at close of year                            $4,637,421           $5,106,449
                                                             ==========           ==========

PROPERTIES


    LEASE                                                                                          TYPE OF OWNERSHIP
  OBLIGOR                         TYPE OF PROPERTY                     LOCATION                        INTEREST
------------                      ----------------                     --------                    ------------------
DUFF-NORTON                       Manufacturing and                    Forrest City,               Ownership of land
COMPANY, INC.                     Office Facility                      Arkansas                    and building

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

(4)                               Hotels                               Petoskey and                Ownership of 65%
                                                                       Alpena,                     interest in land
                                                                       Michigan                    and buildings (1)

EXIDE ELECTRONICS                 Office and                           Raleigh,                    Ownership of land
CORPORATION                       Research Facility                    North Carolina              and building

HARCOURT GENERAL                  Movie Theatre                        Canton,                     Ownership of land
CORPORATION                                                            Michigan                    and building (3)

INNO TECH INDUSTRIES,             Office, and                          Elyria,                     Ownership of land
INC.                              Manufacturing                        Ohio                        and building
                                  Facility


LOCKHEED MARTIN                   Manufacturing and                    Oxnard,                     Ownership of land
CORPORATION                       Research Facility                    California                  and building


DEVLIEG BULLARD, INC.             Manufacturing                        Frankenmuth,                Ownership of land
                                  Facilities -                         Michigan                    and buildings (3)
                                  2 locations                          McMinnville,
                                                                       Tennessee


PENBERTHY                         Manufacturing                        Prophetstown,               Ownership of land
PRODUCTS, INC.                    Facility                             Illinois                    and building (3)


DS GROUP LIMITED                  Manufacturing                        Goshen,                     Ownership of land
                                  Facility                             Indiana                     and building

    LEASE                                                                                          TYPE OF OWNERSHIP
  OBLIGOR                         TYPE OF PROPERTY                     LOCATION                        INTEREST
------------                      ----------------                     --------                    ------------------
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

      MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS


                  As of December 31, 1997, there were 3,542 holders of record of the Limited Partnership Units of the Partnership. On January 1, 1998 3,494 holders of Limited Partnership Units exchanged such units for interests in Carey Diversified LLC and 48 holders exchanged such interests for Subsidiary Partnership Units. There is no established trading market for Subsidiary Partnership Units.

                  In accordance with the requirements of the Partnership's Amended Agreement of Limited Partnership (the "Agreement") the Corporate General Partner expects to continue to make quarterly distributions of Distributable Cash From Operations, as defined, in the Agreement. The following table shows the frequency and amount of distributions paid per Unit since 1994:

                                                 Cash Distributions Paid Per Unit
                                                 --------------------------------
                                              1995             1996              1997
                                             ------           ------            ------
                  First quarter              $12.20           $11.75            $15.45 (b)
                  Second quarter              32.21 (a)         8.40              8.34
                  Third quarter               11.74             8.42              8.34
                  Fourth quarter              11.75             8.44             18.45 (c)
                                             ------           ------            ------
                                             $67.90           $37.01            $50.58
                                             ======           ======            ======

(a)   Includes a special distribution of $20 per Unit.

(b)   Includes a special distribution of $7 per Unit.

(c) Includes distributions of $8.34 and $10.11 per Limited Partnership Unit paid in October 1997 and December 1997, respectively.


                  On October 16, 1997, the Partnership began the solicitation of consents from limited partners to approve the merger of the Partnership with all of the CPA(R) Partnerships into Carey Diversified LLC, a Delaware limited liability company. Limited Partners were offered the opportunity to vote to approve or disapprove the merger and to choose either interests ("Listed Shares") in the Carey Diversified LLC or interests ("Subsidiary Partnership Units") in the partnership which survived the merger. The solicitation period ended on December 16, 1997. The results of the voting were as follows:

                           Units Voted               Units Voted            Units Voted         Units Not
                           Yes                       No                     Abstaining          Voting
                          ----------------           --------------         -----------         ----------------
Merger of Partnership
with Carey Diversified     79,113   69.89%           2,474    2.19%         644    .57%         30,969     27.35

                                                                       Subsidiary
                           Listed Shares                               Partnership Units
                           -------------                               -----------------
Number of Units
Electing                   111,658                                     1,542